Form 10-Q
period 2000-03-31
SOFTWARE TECHNOLOGIES CORP/
filed 2000-06-12
CIK 1106842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                              ---------------------


                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO_______________.

                          COMMISSION FILE NO. 000-30207

                           --------------------------

                        SOFTWARE TECHNOLOGIES CORPORATION
             (Exact name of Registrant as Specified in Its Charter)


          CALIFORNIA                                      95-4249153
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organiztion)                         Identification Number)


                             404 E HUNTINGTON DRIVE
                           MONROVIA, CALIFORNIA 91016
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                                 (626) 471-6000
    (Address, including Zip Code, of Registrant's Principal Executive Offices and Registrant's Telephone Number, including Area Code)

                         -------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Although the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on April 27, 2000.

The number of shares outstanding of the registrant's Common Stock, no par value, as of June 9, 2000 was 68,846,675.

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES


INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2000
             and December 31, 1999 (unaudited)......................................................3

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)..............................................4

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)..............................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.................................................................15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................................30


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................31

Item 2.  Changes in Securities and Use of Proceeds.................................................31

Item 6.  Exhibits and Reports of Form 8-K..........................................................32

Signatures


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            Pro Forma
                                                                             March 31,         March 31,       December 31,
                                                                     ------------------------------------------------------
In thousands, except share and per share data                                   2000              2000            1999
============================================================================================================================
ASSETS:                                                                      (unaudited)       (unaudited)
Current assets:
     Cash and cash equivalents                                               $  56,410       $    2,374          $  1,572
     Accounts receivable, net of allowances of $1,055 and $1,041 at
       March 31, 2000 and December 31, 1999, respectively                       16,777           16,777            18,522
     Prepaid expenses and other current assets                                   3,788            3,788             1,581
                                                                     ------------------------------------------------------
         Total current assets                                                   76,975           22,939            21,675

Property and equipment, net                                                      7,402            7,402             7,206
Related party receivable                                                           256              256               256
Other assets                                                                       861              861               715
                                                                     ------------------------------------------------------
         Total assets                                                        $  85,494       $   31,458          $ 29,852
                                                                     ======================================================


LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (EQUITY)
     DEFICIT:
Current liabilities:
     Bank line of credit                                                     $   8,239       $    8,239          $  3,361
     Note payable                                                                    -           10,000                 -
     Accounts payable                                                            5,427            5,427             4,994
     Compensation and related expenses                                           4,290            4,290             3,781
     Accrued expenses                                                            2,737            2,737             1,102
     Deferred revenue                                                           11,729           11,729            10,354
                                                                     ------------------------------------------------------
         Total current liabilities                                              32,422           42,422            23,592

Notes payable and capital lease obligation                                           -                -            10,000
                                                                     ------------------------------------------------------
         Total liabilities                                                      32,422           42,422            33,592
                                                                     ------------------------------------------------------
Commitments and contingencies

Redeemable convertible preferred stock - 10,000,000 million shares authorized;
     5,452,798 shares issued and outstanding as of March 31, 2000 and December
     31, 1999; aggregate liquidation preference of $22,000 at March 31, 2000;
     pro forma - no shares issued and outstanding                                    -           25,258            24,681

Stockholders' equity (deficit):

     Common stock, par value - 200,000,000 shares authorized, 48,167,766 and
       46,531,377 issued and outstanding, at March 31, 2000 and December 31,
       1999, respectively; pro forma -
       67,939,928 shares issued and outstanding.                               125,010           35,716            19,519
     Deferred stock compensation                                               (15,824)         (15,824)           (5,379)
     Accumulated other comprehensive loss                                         (347)            (347)             (237)
     Accumulated deficit                                                       (55,767)         (55,767)          (42,324)
                                                                     ------------------------------------------------------
         Total stockholders' equity (deficit)                                   53,072          (36,222)          (28,421)
                                                                     ------------------------------------------------------
Total liabilities, redeemable convertible preferred stock and
     stockholders' equity (deficit)                                          $  85,494       $   31,458          $ 29,852
                                                                     ======================================================

The accompanying notes are an integral part of these financial statements.

                                      -3-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              Three Months Ended March 31,
                                                                                         ----------------------------------------
In thousands, except per share data                                                             2000                1999
=================================================================================================================================
                                                                                             (unaudited)        (unaudited)
Revenues:
     License                                                                                   $     8,602         $    3,661
     Services                                                                                        6,118              3,979
     Maintenance                                                                                     2,854              1,798
     Other                                                                                               -              1,070
                                                                                         ----------------------------------------
         Total revenues                                                                             17,574             10,508
                                                                                         ----------------------------------------
Cost of revenues:
     License                                                                                            65                125
     Services  (exclusive of stock-based compensation of $196 and $1 for the three months
         ended March 31, 2000 and 1999, respectively)                                                6,375              4,352
     Maintenance                                                                                       881                477
     Other                                                                                               -                826
                                                                                         ----------------------------------------
         Total cost of revenues                                                                      7,321              5,780
                                                                                         ----------------------------------------
     Gross profit                                                                                   10,253              4,728
                                                                                         ----------------------------------------
Operating expenses:
     Research and development  (exclusive of stock-based compensation of $202 and $1
         for the three months ended March 31, 2000 and 1999, respectively)                           3,520              2,789
     Sales and marketing  (exclusive of stock-based compensation of $734 and $1 for the
         three months ended March 31, 2000 and 1999, respectively)                                  11,937              6,056
     General and administrative  (exclusive of stock-based compensation of $149 and $0
         for the three months ended March 31, 2000 and 1999, respectively)                           3,594              2,306
     Amortization of alliance warrants                                                               2,194                  -
     Amortization of stock-based compensation                                                        1,281                  3
                                                                                         ----------------------------------------
         Total operating expenses                                                                   22,526             11,154
                                                                                         ----------------------------------------
Loss from operations                                                                               (12,273)            (6,426)
Other expense, net                                                                                    (593)               (55)
                                                                                         ----------------------------------------
Loss before provision for income taxes                                                             (12,866)            (6,481)
Provision for income taxes                                                                               -                  -
                                                                                         ----------------------------------------
Net loss                                                                                           (12,866)            (6,481)
                                                                                         ----------------------------------------
Accretion on preferred stock                                                                           577                332
                                                                                         ----------------------------------------
Net loss available to common stockholders                                                      $   (13,443)        $   (6,813)
                                                                                         ========================================
Basic and diluted net loss per share                                                           $     (0.28)        $    (0.15)
                                                                                         ========================================
Number of shares used in computing basic and diluted net loss per share                             47,350             45,116
                                                                                         ========================================
Pro forma basic and diluted net loss per share (unaudited)                                     $     (0.21)        $    (0.12)
                                                                                         ========================================
Pro forma basic and diluted weighted average shares (unaudited)                                     61,322             53,264
                                                                                         ========================================

The accompanying notes are an integral part of these financial statements.

                                      -4-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For Three Months Ended March 31,
                                                                                        ----------------------------------------
In thousands                                                                                    2000               1999
================================================================================================================================
                                                                                            (unaudited)         (unaudited)
Cash flows from operating activities:
     Net loss                                                                             $       (12,866)    $        (6,481)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                                664                 357
         Provision for doubtful accounts receivable                                                     -                   -
         Amortization of alliance warrants                                                          2,194                   -
         Amortization of stock based compensation                                                   1,282                   3
     Changes in assets and liabilities:
         Accounts receivable                                                                        1,745              (1,367)
         Prepaid expenses and other current assets                                                 (2,207)               (315)
         Accounts payable                                                                             433                  89
         Other accrued expenses                                                                     2,144              (2,153)
         Deferred revenue                                                                           1,375               2,540
                                                                                        ----------------------------------------
Net cash used in operating activities                                                              (5,236)             (7,327)
                                                                                        ----------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                                             (860)               (445)
     Other                                                                                           (146)               (125)
                                                                                        ----------------------------------------
Net cash used in investing activities                                                              (1,006)               (570)
                                                                                        ----------------------------------------
Cash flows from financing activities:
     Net borrowings under bank line of credit                                                       4,878              (3,179)
     Proceeds from issuance of redeemable convertible preferred stock, net                              -              10,826
     Proceeds from issuance of common stock, net                                                        -               4,074
     Proceeds from issuance of common stock pursuant to stock option plan                           2,276                   -
     Proceeds from notes payable, net                                                                   -                 685
     Payments on notes payable and capital lease obligations                                            -                 (35)
                                                                                        ----------------------------------------
Net cash provided by financing activities                                                           7,154              12,371
                                                                                        ----------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                         (110)               (185)
                                                                                        ----------------------------------------
Net increase in cash and cash equivalents                                                             802               4,289
Cash and cash equivalents at beginning of year                                                      1,572               3,255
                                                                                        ----------------------------------------
Cash and cash equivalents at end of year                                                  $         2,374     $         7,544
                                                                                        ========================================


The accompanying notes are an integral part of these financial statements.

                                       -5-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of Software Technologies Corporation and its wholly owned subsidiaries ("STC"). All material intercompany transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Form S-1 as filed with the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the 1999 information to conform to the current period's presentation.


NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, certain accrued liabilities and estimates of future cash flows developed to determine whether conditions of impairment are present.

SOFTWARE DEVELOPMENT COSTS

        Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, the Company has not capitalized any development costs related to software products since the time period between technological feasibility and general release of a product is not significant and related costs incurred during that time period have not been material. Certain qualifying costs incurred in the application development stage for software developed for internal use are capitalized and amortized over a period of three years.

REVENUE RECOGNITION

        In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position (SOP) No. 97-2, Software Revenue Recognition. SOP 97-2, as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2", was adopted by the company as of January 1, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting,

                                      -6-
===============================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended June 30, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operation, financial position or cash flows.

        The Company enters into arrangements with end users, which may include the sale of licenses of software, maintenance and services under the arrangement or various combinations of each element, including the sale of such elements separately. For each arrangement, revenues are recognized when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable and delivery of the product has occurred and no other significant obligations remain.

        For multi-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily services and maintenance, using vendor specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally the software license), regardless of any separate prices stated within the contract for each element, under the residual method prescribed by SOP 98-9. Vendor specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly rates charged for consulting services when sold separately from a software license and the renewal rate for maintenance arrangements). Each license agreement offers additional maintenance renewal periods at a stated price. If vendor specific objective evidence of fair value does not exist for the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or over the period the maintenance is provided if the undelivered element is maintenance, or until sufficient objective evidence exists or all elements have been delivered.

        LICENSE REVENUES: Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

        SERVICES REVENUES: Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services are not essential to the functionality (i.e. do not involve significant production,

                                      -7-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


modification or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed. Training services are sold on a per student basis and are recognized as classes are attended.

        MAINTENANCE REVENUES: Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

        Through March 31, 2000, there have been no transactions involving licenses with OEMs and systems integrators and only a limited number of transactions with resellers. Revenues on sales made by our resellers are generally recognized upon shipment of our software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

        Prior to January 1, 1998, the Company recognized revenue in accordance with the provisions of the AICPA's SOP 91-1, "Software Revenue Recognition."

INCOME TAXES

        The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

COMPREHENSIVE INCOME (LOSS)

        The Company accounts for comprehensive income (loss) using SFAS No.
130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.


                                      -8-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Total comprehensive loss was as follows (in thousands):


                                                Three Months Ended March 31,
                                            ----------------------------------
                                                   2000            1999
                                            ----------------------------------
Net loss                                      $    (12,866)    $     (6,481)
Other comprehensive income (loss) :
         Foreign translation adjustment               (110)            (125)
                                            ----------------------------------
                  Comprehensive loss          $    (12,976)    $     (6,606)
                                            ==================================

FOREIGN CURRENCY TRANSLATION

        The functional currency for the Company's foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating asset and liability accounts at the current exchange rate at year-end and statement of operations accounts at the average exchange rate for the year, with the resulting translation adjustment reflected in accumulated other comprehensive income (loss) in shareholders equity (deficit).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Affective Date of FASB No. 133," was issued. We will be required to adopt SFAS No. 133 in 2000.


NOTE 3. OPERATIONS BY REPORTABLE SEGMENTS AND GEOGRAPHIC AREA

        The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis similar to the consolidated financial statements. Therefore, the Company has concluded that it operates primarily in one industry segment and accordingly, has provided enterprise-wide disclosures.

         The Company maintains operations in North America and six international territories in Europe and the Pacific Rim: United Kingdom, Germany, France, Belgium, Australia and Japan. Information about the Company's operations in North America and international territories for the three months ended March 31, 2000 and March 31, 1999 is presented below.

                                      -9-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Revenues by geographic area were as follows (in thousands):


                                                       Three Months Ended March 31,
                                                    ----------------------------------
                                                           2000            1999
                                                    ----------------------------------
Revenues:
     North America                                    $     13,354     $      8,285
     Europe                                                  3,118            1,792
     Pacific Rim                                             1,102              431
                                                    ----------------------------------
          Total net revenues                          $     17,574     $     10,508
                                                    ==================================

No single customer accounted for more than 10% of the Company's net revenues during the three months ended March 31, 1999 and March 31, 2000.


NOTE 4.  COMPUTATION OF NET LOSS PER SHARE

         The following table sets forth the computations of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):


                                                       Three Months Ended March 31,
                                                    -----------------------------------
                                                            2000            1999
                                                    -----------------------------------
Numerator:
Net loss                                              $    (12,866)     $   (6,481)
     Accretion of preferred stock                             (577)           (332 )
                                                    -----------------------------------
     Net loss available to common stockholders        $    (13,443)     $   (6,813)
                                                    ===================================

Denominator:
Denominator for basic and diluted net loss per
     share - weighted average shares outstanding            47,350          45,116
                                                    -----------------------------------
Basic and diluted net loss per share                  $     (0.28)      $    (0.15)
                                                    ===================================


        Options to purchase 12,830,610 and 7,494,512 shares of common stock were outstanding as of March 31, 2000 and March 31, 1999, respectively, but were not included in the calculations of diluted net income per share because their effect would be antidilutive. Redeemable preferred convertible stock was not included in the calculations of diluted net loss per share because its effect would be antidilutive. Common stock warrants were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

                                      -10-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA NET LOSS PER SHARE (UNAUDITED)

        Pro forma net loss per share for the three months ended March 31, 2000 and March 31, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of common stock effective upon the closing of the Company's initial public offering of common stock (the "IPO"), as if such conversion occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 13,972,163 shares and 8,148,678 shares for the three months ended March 31, 2000 and March 31, 1999, respectively. The pro forma effects of these transactions are unaudited and have been reflected in the loss per share information in the accompanying pro forma Statement of Operations for the three months end March 31, 2000 and March 31, 1999.


NOTE 5. COMMITMENTS, CONTINGENCIES AND DEBT

BANK LINE OF CREDIT AND NOTES PAYABLE

        As of March 31, 2000, the Company had a $10.0 million senior line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of prime plus 2% (payable monthly) and expires on February 1, 2001. At March 31, 2000, borrowings under the Line totaled approximately $8.2 million. The Line is secured by accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line contains no financial covenants, with the exception of restrictions on related party transactions and restrictions on incurring additional debt.

        The Company also has a $10.0 million long-term note payable with the same lending institution. The long-term note payable bears interest at an annual rate of prime plus 2% (payable monthly) and is due on February 1, 2001.

LEGAL PROCEEDINGS

        The Company is party to routine claims and suits brought against it in the ordinary course of business. In the opinion of management, such routine claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.


NOTE 6. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

        In February 2000, the Company created a new series of undesignated preferred stock totaling 10,000,000 shares, none of which was outstanding as of March 31, 2000.

                                      -11-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMMON STOCK

        In February 2000, the Company increased its authorized shares of common stock to 200,000,000 and effected a three-for-two split of the Company's common stock. All shares and per share amounts have been restated for all periods presented to reflect this stock split.

UNEARNED STOCK-BASED COMPENSATION

        When the exercise price of an employee stock option is less than the deemed fair value of the underlying stock on the date of grant, deferred compensation is recognized and amortized to expense in accordance with the aggregation methodology prescribed by the Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual option grants which is generally four years.

        In connection with the grant of certain stock options during the three months ended March 31, 2000, the Company has recorded additional deferred stock compensation of approximately $3,817,000, representing the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the date of grant. Amortization of deferred stock compensation was approximately $1,281,000 and $3,000 for the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

WARRANT GRANTS

        In January 2000, the Company issued a warrant (the "January 2000 Alliance Warrant") to a strategic alliance partner to purchase up to 1,200,000 shares of common stock at $6.67 per share. The January 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on July 31, 2002. The fair value of the January 2000 Alliance Warrant was determined using the Black Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $9.25 per common share.

        In March 2000, the Company issued a warrant (the "March 2000 Alliance Warrant") to another strategic alliance partner to purchase up to 1,200,000 shares of common stock at the greater of $14.00 per share or the price per share in the Company's IPO. The March 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the creation of e*Gate market offerings and the generation of license revenue for the Company, and expires on September 22, 2002. Both the January 2000 Alliance Warrant and the March 2000 Alliance Warrant contain a significant disincentive for non-performance, and, accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. The fair value of the March 2000 Alliance Warrant was determined using the Black Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $11.08 per common share.

                                      -12-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE STOCK PURCHASE PLAN

        In February 2000, the Board of Directors approved the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on May 3, 2000. A total of 2,250,000 shares of common stock are initially available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the term of the ESPP to 2,250,00 shares of common stock.

        The ESPP, which is intended to qualify under Section 423 of the IRS Code, will be implemented by a series of overlapping offering periods of 24 months' duration, with new offering periods, other than the first offering period, commencing on or about May 16 and November 16 of each year. Each offering period will consist of four consecutive purchase periods of approximately six months' duration, and at the end of each offering period, an automatic purchase will be made for participants. The initial offering period commenced on April 28, 2000 and will end on May 15, 2002; the initial purchase period began on April 28, 2000 and will end on November 15, 2000. Participants generally may not purchase more than 1,500 shares in any calendar year or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

        The purchase price per share will be 85% of the lower of (1) the fair market value of our common stock on the purchase date and (2) the fair market value of a share of our common stock on the last trading day before the offering date, or, in the case of the first offering period under the plan, the price at which one share of our common stock is offered to the public in the Company's IPO.


NOTE 7. SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

        In May 2000, the Company completed its IPO of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs of approximately $49.9 million.

CONCURRENT OFFERING

        Concurrent with the IPO, the Company completed the sale of 1,200,000 shares of common stock to a purchaser in a private transaction (the "Concurrent Offering") at a price of $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs of approximately $14.1 million.

CONVERSION OF CONVERTIBLE PREFERRED STOCK

        In May 2000, upon the closing of the Company's IPO, the outstanding shares of the Company's redeemable convertible preferred stock converted into 13,972,162 shares of common stock.

                                      -13-
================================================================================

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

        The completion of the Company's IPO, the Concurrent Offering, the conversion of the redeemable convertible preferred stock and the repayment of the note payable have been reflected in the unaudited pro forma condensed consolidated balance sheet in the accompanying financial statements.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", the negative of these terms or other comparable terminology are intended to identify forward-looking statements. Actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below and under the heading "Risk Factors".

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform these statements to actual results or to changes in our expectations.

OVERVIEW

        We are a leading provider of e-Business integration software that enables the seamless flow of information within and among enterprises on a global basis. We were founded in 1989 and sold our first products and services in 1991. From 1991 to 1998, our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services and telecommunications/utilities. In November 1999, we launched the fourth generation of our primary product with the introduction of e*Gate 4.0 and changed the name of this product from DataGate to e*Gate. In anticipation of this release, we accelerated the growth of our product development, services and sales and marketing organizations.

        We derive revenues primarily from three sources: licenses, services and maintenance. We market our products and services on a global basis through our direct sales force, and augment our marketing efforts through relationships with systems integrators, and in other instances, through value-added resellers and technology vendors. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications the customer is integrating or connecting with our products. We record license revenues when both parties have signed a license agreement, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. Payments for licenses, services and maintenance received in advance of revenue recognition are recorded as deferred revenue.

        In 1994, we opened our first international sales office in Belgium, and we completed our first international sale in 1995. We currently have sales offices in six countries outside of the United States. Revenues derived from international sales have grown from 15% in 1997 to 24% in the three months ended March 31, 2000. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

                                      -15-
================================================================================

        Revenues from services include consulting and implementation services and training. A majority of our customers use third-party systems integrators to implement our products. Customers also typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials or fixed fee basis, and services revenues are recognized as the services are performed. We also offer training services, which are sold on a per student basis and for which revenues are recognized as the classes are attended.

        Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, which is typically 12 months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

        In the past, we offered our healthcare customers our expertise in configuring hardware and software systems in conjunction with their purchase of our products. In these instances, we would sell third-party hardware and software to our customers in addition to our products. Other revenues for the three months ended March 31, 1999 consist of these sales of third-party hardware and software. We discontinued offering this service to our customers during the fourth quarter of 1999.

        For 1997 and prior years, we recognized revenues in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP 91-1 "Software Revenue Recognition". Commencing in 1998, we began recognizing revenues in accordance with American Institute of Certified Public Accountants SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. To date, our adoption of these new standards has not had any material effect on our revenue recognition.

        Cost of revenues consists of cost of license revenues, cost of services revenues, cost of maintenance revenues and cost of other revenues. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. Cost of other revenues for the three months ended March 31, 1999 consists of the cost of third-party hardware and software sales.

        Our operating expenses are classified as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade show, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Also included in our operating expenses are the amortization of alliance warrants and the amortization of stock compensation.

        In order to increase both our company's and our products' market presence, we entered into strategic alliances with Andersen Consulting in November 1999, EDS in January 2000 and CSC in March 2000. We granted each of these strategic partners a warrant to purchase up to 1,200,000 shares of our common stock which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate market offerings in the case of Andersen Consulting and CSC and the generation of STC license revenues in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Andersen Consulting, $6.67 for EDS and $14.00 for

                                      -16-
================================================================================

CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option pricing model, we valued the warrants granted to Andersen Consulting in 1999 at $3.3 million as of December 31, 1999. This amount is included in common stock and is being amortized by charges to operations over the vesting periods of the warrants. In the first quarter of 2000, we recorded an additional $10.1 million related to the valuation of the remaining warrants to purchase 2,400,000 shares granted to EDS and CSC, based on an exercise price of $14.00 per share for the warrants granted to CSC. We valued these warrants using the Black-Scholes option pricing model. We recognized amortization of $814,000 for 1999 and $1.3 million for the three months ended March 31, 2000, and we will recognize additional amortization of approximately $5.5 million in the remainder of 2000, $5.1 million in 2001 and $0.7 million in 2002, based on an exercise price of $14.00 per share for the warrants granted to CSC. The amortization of the alliance warrants is classified as a separate component of operating expenses in our consolidated statement of operations.

        In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through March 31, 2000, of which approximately $5.5 million remains to be amortized. This amount represents the difference between the exercise price and the estimated fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amortization of the remaining deferred stock compensation at March 31, 2000 will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

RESULTS OF OPERATIONS

        The following table sets forth our results of operations for the three months ended March 31, 2000 and March 31, 1999 expressed as a percentage of total revenues:


                                      -17-
================================================================================


                                                       Three Months Ended March 31,
                                                    ----------------------------------
                                                          2000              1999
                                                    ----------------------------------
Revenues:
     License                                                49%               35%
     Services                                               35                38
     Maintenance                                            16                17
     Other                                                   -                10
                                                    ----------------------------------
          Total Revenues                                   100               100

Cost of revenues:
     License                                                 1                 1
     Services                                               36                41
     Maintenance                                             5                 5
     Other                                                   -                 8
                                                    ----------------------------------
          Gross Profit                                      58                45

Operating expenses
     Research and development                               20                26
     Sales and marketing                                    68                58
     General and administrative                             21                22
     Amortization of alliance warrants                      12                 -
     Amortizaton of stock-based compensation                 7                 -
                                                    ----------------------------------
         Total operating expenses                          128               106

Income (loss) from operations                              (70)              (61)
(Interest income expense), net                              (3)               (1)
                                                    ----------------------------------
Income (loss) before tax provision                         (73)              (62)
Provision for income taxes                                   -                 -
                                                    ==================================

Net income (loss)                                          (73)%             (62)%
                                                    ==================================


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999:

REVENUES

        Total revenues for the three months ended March 31, 2000 increased 68% from the same period last year, from $10.5 million to $17.6 million.

        LICENSE REVENUES. License revenues for the three months ended March 31, 2000, increased 132% from the same period last year, from $3.7 million to $8.6 million. License revenues for the three months ended March 31, 2000, as a percentage of total revenues were 49%, as compared to 35% for the same period in the previous year. These increases were due primarily to the introduction of e*Gate 4.0 in November 1999 and an 829% increase in sales to non-healthcare industry customers from $0.7 for the three months ended March 31, 1999 to $6.5 million for the three months ended March 31, 2000.

        SERVICES REVENUES. Services revenues for the three months ended March 31, 2000, increased 53% from the same period in the previous year, from $4.0 million to $6.1 million. Services revenues for the three months ended March 31, 2000, as a percentage of total revenues were 35%, as compared to 38% for the same period in the previous year. The increase in amount in services revenues was due

                                      -18-
================================================================================
primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

        MAINTENANCE REVENUES. Maintenance revenues for the three months ended March 31, 2000, increased 61% from the same period in the previous year, from $1.8 million to $2.9 million. Maintenance revenues for the three months ended March 31, 2000, as a percentage of total revenues were 16%, as compared to 17% for the same period in the previous year. The increase in the amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

        OTHER REVENUES. Other revenues for the three months ended March 31, 2000, was $0 compared to $1.1 million in the same period in the previous year. The decrease in other revenues was due to the Company discontinuing in the fourth quarter of 1999 the sale of third party hardware with our software to certain customers.

COST OF REVENUES

        Total cost of revenues for the three months ended March 31, 2000, increased 26% from the same period last year, from $5.8 million to $7.3 million. Gross margin for the three months ended March 31, 2000, was 58% as compared to 45% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

        COST OF LICENSE REVENUES. Cost of license revenues for the three months ended March 31, 2000, was $0.1 million or 1% of revenues, consistent with the same period in the previous year.

        COST OF SERVICES REVENUES. Cost of services revenues for the three months ended March 31, 2000, increased 45% from the same period in the previous year, from $4.4 million to $6.4 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 36% for the three months ended March 31, 2000, as compared to 41% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues.

        COST OF MAINTENANCE REVENUES. Cost of maintenance revenues for the three months ended March 31, 2000, increased 80% from the same period in the previous year, from $0.5 to $0.9 million. Cost of maintenance revenues as a percentage of total revenues was 5% for the three months ended March 31, 2000, consistent with the same period in the previous year. The increase in the amount of cost of maintenance revenues is due to the increase in the amount of maintenance revenues.

        COST OF OTHER REVENUES. Cost of other revenues for the three months ended March 31, 2000, decreased from the same period in the previous year, from $0.8 million to $0. The decreases in other revenues was due to the Company discontinuing in the fourth quarter of 1999 the provision of third party hardware with our software to certain customers.

OPERATING EXPENSES

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended March 31, 2000, increased 25% from the same period in the previous year, from $2.8 to $3.5 million. The increase in amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development,

                                      -19-
================================================================================
documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 20% for the three months ended March 31, 2000, as compared to 26% for the same period in the previous year. This decrease was due primarily to the increase in total revenues for the three months ended March 31, 2000, as compared to the same period in the previous year. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended March 31, 2000, increased 95% from the same period in the previous year, from $6.1 million to $11.9 million. Sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2000, was 68%, as compared to 58% for the same period in the previous year. The increase in sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff and promotional and public relations activities. We anticipate that our sales and marketing expense will increase in absolute dollars for the foreseeable future as we continue to expand our domestic and international sales forces, expand our marketing staff and develop marketing and awareness campaigns for both the company and our products and increase promotional activities.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2000, increased 57% from the same period in the previous year, from $2.3 million to $3.6 million. General and administrative expenses as a percentage of total revenues for the three months ended March 31, 2000, was 21%, as compared to 22% for the same period in the previous year. The increase in the amount of general and administrative expenses was due primarily to hiring additional executive, finance, information technologies and administrative personnel to support the growth of our business during these periods. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations and the expenses associated with operating as a public company.

        AMORTIZATION OF ALLIANCE WARRANTS. Amortization of alliance warrants for the three months ended March 31, 2000, was $2.2 million, compared to $0 for the same period in the prior year. The increase in amortization of alliance warrants was due to the issue, from November 1999 through March 2000, of warrants to purchase common stock to certain strategic alliance partners.

        AMORTIZATION OF STOCK BASED COMPENSATION. In connection with the grant of stock options to employees and non-employee directors, we recorded deferred compensation, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Amortization of stock based compensation for the three months ended March 31, 2000, was $1.3 million, compared to $0 for the same period in the previous year. The increase is due to additional options granted during the period between March 31, 1999 and March 31, 2000.

OTHER EXPENSE, NET

        Other expense, net consists primarily of interest expense. Other expense, net for the three months ended March 31, 2000, increased from the same period in the previous year, from ($55,000) to ($593,000). The increase primarily was due to financing fees related to common stock warrants issued in connection with the company's $10.0 million note payable and $10.0 million asset-based line of credit and an increase in interest expense due to increased borrowings under the line of credit.

                                      -20-
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company had cash and cash equivalents of $2.4 million, an increase of $0.8 million from $1.6 million of cash and cash equivalents held as of December 31, 1999.

        Net cash used in operating activities was $5.2 million during the three months ended March 31, 2000, as compared with $7.3 million in the same period in the previous year. This period over period decrease in cash used in operating activities reflects increases in accounts payable and deferred revenue and a decrease in accounts receivable, offset by an increase in net loss and prepaid expenses and other current assets.

        Net cash used in investing activities was $1.0 million during the three months ended March 31, 2000, as compared with $0.6 million in the same period in the previous year. The increase primarily was due to an increase in the purchasing of property and equipment.

        Net cash provided by financing activities was $7.2 million during the three months ended March 31, 2000, as compared with $12.4 million in the same period in the previous year. This decrease was due primarily to the net proceeds from the issuance of redeemable convertible preferred stock and common stock in the three months ended March 31, 1999, offset by an increase in net borrowings under the bank line of credit and in proceeds from the issuance of common stock pursuant to stock option plan in the three months ended March 31, 2000.

        In May 2000, the Company completed its IPO of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.9 million. Concurrent with the IPO, the Company completed the sale of 1,200,000 shares of common stock to a purchaser in the Concurrent Offering at a price of $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $14.1 million.

        The Company has a $10.0 million senior line of credit facility that bears interest at a rate of prime plus 2%, payable monthly, and expires on February 1, 2001. As of March 31, 2000, the Company had a balance of $8.2 million outstanding against the line of credit. In May 2000, the Company used a portion of the proceeds from its recent IPO to repay the line of credit in its entirety.

        The Company also has a $10.0 million note payable with a financial institution that bears interest at the same rate and is due on February 1, 2001. The Company anticipates repaying the note in its entirety in the near future using a portion of the proceeds from its recent IPO.

        The Company anticipates continued growth in our operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, we expect our operating expenses and capital expenditures to constitute the primary uses of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the IPO and the concurrent private placement, together with our current cash and cash equivalents and our expected cash from operations, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Thereafter, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, if at all.

                                      -21-
================================================================================

YEAR 2000 MATTERS

        In late 1999, we completed our remediation and testing of systems related to year 2000 compliance. As a result of these efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the year 2000 date change. We are not aware of any material problems resulting from year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission-critical computer applications and those of our vendors throughout the year 2000 to ensure that any latest year 2000 matters that may arise are addressed promptly.

EURO CURRENCY CONVERSION

        The Euro currency ("Euro") was introduced on January 1, 1999, and the eleven participating European Monetary Union member countries established irrevocable fixed conversion rates between their local currencies and the Euro. However, the local currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the local currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. From January 1, 1999 to December 31, 2001, companies will be allowed to transact noncash transactions in either Euro or the local currency.

        The Company and certain of its European subsidiaries are currently evaluating the Euro conversion and the potential impact on their operations. At the present time, the Company believes the necessary changes and costs incurred thus far, and expected to be incurred in the future, are not significant.

RISK FACTORS

        WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

        We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of March 31, 2000, we had an accumulated deficit of $55.8 million. We intend to continue to invest heavily in sales and marketing and research and development. As a result, we expect to incur losses in 2000 and 2001, and we will need to significantly increase our quarterly revenues to achieve profitability. We cannot predict when we will operate profitably, if at all.

        WE EXPERIENCE LONG AND VARIABLE SALES CYCLES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS OF OPERATIONS FOR ANY GIVEN QUARTER.

        Our products are often used by our customers throughout their organizations to address critical business problems. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volumes and product reliability. Many customers are addressing these issues for the first time when they consider whether to buy our products and services. As a result, we or other parties, including systems integrators, must educate potential customers on the use and benefits of our products and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer's organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular license transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales will be concluded in any given quarter. If one or more of our license transactions are not consummated in a given quarter, our results of operations for that quarter may be below our expectations and the expectations of analysts and investors.

                                      -22-
================================================================================

        OUR OPERATING RESULTS ARE HIGHLY DEPENDENT ON LICENSE REVENUES FROM ONE SOFTWARE SUITE, AND OUR BUSINESS COULD BE MATERIALLY HARMED BY FACTORS THAT ADVERSELY AFFECT THE PRICING AND DEMAND FOR THIS SOFTWARE SUITE.

        Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our e*Xchange software suite. Accordingly, our future operating results will depend on the demand for e*Xchange by future customers, including new and enhanced releases that are subsequently introduced. Our core technology engine, e*Gate version 4.0, was completed in September 1999 and commercially launched in November 1999. If our competitors release new products that are superior to e*Xchange in performance or price, or if we fail to enhance e*Xchange and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for e*Xchange as a result of these or other factors would significantly reduce our revenues.

        In the past, we have experienced delays in the commencement of commercial releases of our e*Xchange software suite. To date, these delays have not had a material impact on our revenues. In the future, we may fail to introduce or deliver new products on a timely basis. If new releases or products are delayed or do not achieve market acceptance, we could experience customer dissatisfaction or a delay or loss of revenues. For example, the introduction of new enterprise and business applications requires us to introduce new e*Ways adapters to support the integration of these applications. Our failure to introduce these or other modules in a timely manner could cause our revenues and market share to decline. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

        Moreover, as we release enhanced versions of our products, we may not be successful in upgrading our customers who purchased previous versions of e*Xchange to the current version. We also may not be successful in selling add-on modules for our products to existing customers. Any failure to continue to upgrade existing customers' products or sell new modules, if and when they are introduced, could negatively impact customer satisfaction and our revenues.

        WE MUST CONTINUE TO SUCCESSFULLY SELL OUR PRODUCTS TO COMMERCIAL CUSTOMERS OUTSIDE OF THE HEALTHCARE INDUSTRY OR OUR REVENUES MAY DECLINE.

        Since 1998, we have invested a significant amount of our sales and marketing resources to target various commercial markets outside of the healthcare industry, particularly for business-to-business integration. As a result, license revenues from customers in the healthcare industry accounted for approximately 24% of total license revenues in the three months ended March 31, 2000, down from approximately 80% of total license revenues for the same period in 1999. We expect that license revenues for non-healthcare customers will continue in the near future to increase as a percentage of license revenues as a result of this continued investment. A license to a commercial customer is expected to involve a longer sales cycle and higher revenues compared to a license to a healthcare customer. We must continue to increase the size of our direct sales force to implement our strategy of increased sales to commercial customers. In addition, because the healthcare industry, which has historically represented our largest customer base, has generally not required business-to-business capabilities, e*Xchange has been deployed to a greater extent in intra-enterprise environments than in business-to-business environments. We cannot assure you that e*Xchange will be commercially successful for business-to-business environments, and we expect to devote significant resources to the continued development, support, sales

                                      -23-
================================================================================
and marketing of e*Xchange for these environments. If we fail to increase our sales force or to penetrate additional commercial accounts in a meaningful way, our operating results will suffer.

        The revenue potential from the healthcare market and the various commercial markets may fluctuate due to industry-specific conditions. For example, in 1999 the healthcare market reduced spending on IT systems because of a downturn in the healthcare industry. Given our limited market penetration and experience in other commercial markets, such as financial services, telecommunications and manufacturing, and the high degree of competition and the rapidly changing environment in these industries, we cannot assure you that we will be able to expand sales with respect to these markets. If we fail to successfully penetrate commercial accounts in these markets, we may experience decreased sales in future periods. Moreover, if we penetrate additional markets, our results of operations may fluctuate with the economic conditions in those markets.

        OUR REVENUES WILL LIKELY DECLINE IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL RELATIONSHIPS WITH OUR SYSTEMS INTEGRATION PARTNERS, AND THESE SYSTEMS INTEGRATORS ALSO HAVE RELATIONSHIPS WITH OUR COMPETITORS.

        We entered into agreements with Andersen Consulting, EDS and CSC for them to install and deploy our products and perform custom integration of systems and applications. These systems integrators will also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of the systems integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms to recommend our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services.

        These systems integrators are not contractually required to implement our products, and competition for these resources may preclude us from obtaining sufficient resources to provide the necessary implementation services to support our needs. If the number of installations of our products exceeds our access to the resources provided by these systems integrators, we will be required to provide these services internally, which would increase our expenses and significantly limit our ability to meet our customers' implementation needs. A number of our competitors have stronger relationships with some of these systems integrators and, as a result, these systems integrators might be more likely to recommend competitors' products and services instead of ours. In addition, a number of our competitors have relationships with a greater number of these systems integrators or have stronger systems integrator relationships based on specific vertical markets and, therefore, have access to a broader base of customers.

        Our failure to establish or maintain systems integrator relationships would significantly harm our ability to license and successfully implement our software products. In addition, we rely on the industry expertise and customer contacts of these firms in order to market our products more effectively. Therefore, any failure of these relationships would also harm our ability to increase revenues in key commercial markets. We are currently investing, and plan to continue to invest, significant resources to develop these relationships. Our operating results could be adversely affected if these efforts do not generate license and service revenues necessary to offset this investment.

                                      -24-
================================================================================

        OUR MARKETS ARE HIGHLY COMPETITIVE AND, IF WE DO NOT COMPETE EFFECTIVELY, WE MAY SUFFER PRICE REDUCTIONS, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

        The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Our current competitors include vendors offering enterprise application integration, or EAI, and traditional electronic data interchange, or EDI, software products, as well as "in house" information technology departments of potential customers that have developed or may develop systems that provide some or all of the functionality of our e*Xchange product suite. We may also encounter competition from major enterprise software developers in the future.

        Many of our existing and potential competitors have more resources, broader customer relationships and better-established brands than we do. In addition, many of these competitors have extensive knowledge of our industry. Some of our competitors have established or may establish cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

        OUR GROWTH CONTINUES TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES. IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND DEVELOP NEW PRODUCTS MAY BE HARMED.

        We must plan and manage our growth effectively in order to offer our products and services and achieve revenue growth and profitability in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have recently added a number of employees. Our growth has and will continue to place a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future.

        Furthermore, if our relationships with systems integrators succeed and we are able to penetrate additional commercial markets, we will need additional sales and marketing and professional services resources to support these customers. The growth of our customer base will require us to invest significant resources in the training and development of our employees and our systems integration partners. If these organizations fail to keep pace with the number and demands of the customers that license our products, our ability to market and sell our products and services and our ability to develop new products and services will be harmed. For us to effectively manage our growth, we must continue to:

        -       expand our direct sales force;

        -       expand our professional services organization;

        -       hire and retain qualified software engineers;

        -       improve our operational, financial and management controls;

        -       improve our reporting systems and procedures;

        -       enhance our management and information control systems; and

        -       expand, train and motivate our workforce.

        In addition, in September 1999, we opened an office in Redwood Shores, California, where our sales and marketing organization is located. This move will result in higher expenses and will require us to coordinate these activities with our other operations in Monrovia, California.

                                      -25-
================================================================================

        OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND AN UNANTICIPATED DECLINE IN REVENUES OR GROSS MARGIN MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

        Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. We believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

        Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter has been recorded in the final month of that quarter, with a concentration of these revenues in the last two weeks of the final month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenues from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause a decline in our stock price. We realize substantially higher gross margins on our license revenues compared to our services and maintenance revenues. Thus, our margins for any particular quarter will be highly dependent on our revenue mix in that quarter. In our international markets, we have experienced some seasonality of revenues, with lower revenues in the summer months. Although this seasonality has not had a material impact on our operating results in the past, we cannot assure you that our operating results will not fluctuate in the future as a result of these and other international trends.

        We record as deferred revenue payments from customers that do not meet our revenue recognition policy requirements. Since only a small portion of our revenues each quarter is recognized from deferred revenue, our quarterly results depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenues in the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. If our operating results are below the expectations of securities analysts or investors for these or other reasons, our stock price would likely decline, perhaps substantially.

        IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO COMPETE WILL BE HARMED.

        We depend on the continued service of our key technical, sales and senior management personnel, including our founder and Chief Executive Officer, James T. Demetriades. None of these persons is bound by an employment agreement, and we do not maintain key person life insurance on any of these persons, other than Mr. Demetriades. The loss of any of our senior management or other key research and development or sales and marketing personnel could adversely affect our future operating results. We recently hired a senior executive to oversee our European operations. In addition, we must attract, retain and motivate highly skilled employees, including sales personnel and software engineers. We face significant competition for individuals with the skills required to develop, market and support our products and services. We cannot assure you that we will be able to recruit and retain sufficient numbers of these highly skilled employees. If we fail to do so, our ability to compete will be significantly harmed.

        OUR SUBSTANTIAL AND EXPANDING INTERNATIONAL OPERATIONS ARE SUBJECT TO UNCERTAINTIES, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        Revenues from the sale of our products and services outside the United States accounted for 15.0% of our total revenues in 1997, 20.3% of our total revenues in 1998, 27.1% of our total revenues in 1999 and 24.0% for the three months ended March 31, 2000. Revenues from the sale of our products and services in the United Kingdom as a percent of total revenues were 8.9% in 1997, 9.9% in 1998, 9.7% in 1999 and 8.5% for the three months ended March 31, 2000, while revenues from the sale of our products

                                      -26-
================================================================================
and services in Germany as a percent of total revenues were 2.7% in 1997, 5.6% in 1998, 10.6% in 1999 and 4.9% for the three months ended March 31, 2000. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

        - fluctuations in currency exchange rates, which could result in increased expenses;

        - unexpected changes in regulatory requirements, including imposition of currency exchange controls, applicable to our business or to the Internet, which could result in increased costs of doing business overseas;

        - difficulties and costs of staffing and managing international operations;

        - political and economic instability, which could result in increasing governmental ownership or regulation of businesses or other instrumentalities of commerce, wage and price controls, higher interest rates and spiraling inflation; and

        - reduced protection for intellectual property rights in some countries.

        Any of these factors could adversely affect our international operations and, consequently, our operating results.

        WE COULD SUFFER LOSSES AND NEGATIVE PUBLICITY IF NEW VERSIONS OR RELEASES OF OUR PRODUCTS CONTAIN ERRORS OR DEFECTS.

        Our products and their interactions with customers' software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when products are introduced or as new versions are released. In the past we have discovered software errors in our new releases and new products after their introduction, which has resulted in additional research and development expenses. To date, these additional expenses have not been material. These errors have resulted in product release delays, delayed revenues and customer dissatisfaction. In the future we may discover errors, including performance limitations, in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity, which could have a negative impact on future sales. Although we maintain product liability and errors and omissions insurance, we cannot assure you that these policies will be sufficient to compensate for losses caused by any of these occurrences.

        IF OUR PRODUCTS DO NOT OPERATE WITH THE MANY HARDWARE AND SOFTWARE PLATFORMS USED BY OUR CUSTOMERS AND KEEP PACE WITH TECHNOLOGICAL CHANGE, OUR BUSINESS MAY FAIL.

        We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. If our products fail to gain broad market acceptance due to an inability to support a variety of these platforms, our operating results may suffer. Our business depends on a number of factors, including the following:

        - our ability to integrate our products with multiple platforms and existing, or legacy, systems and to modify our products as new versions of software applications are introduced;

        - the portability of our products, particularly the number of operating systems and databases that our products can source or target;

        - our ability to anticipate and support new standards, especially Internet standards; o the integration of additional software modules under development with our existing products; and

                                      -27-
================================================================================

        - our management of software being developed by third parties for our customers for use with our products.

        Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. We have also found that the technological life cycles of our products are difficult to estimate. We believe that we must continue to enhance our current products and concurrently develop and introduce new products that anticipate emerging technology standards and keep pace with competitive and technological developments. Failure to do so will harm our ability to compete. As a result, we are required to continue to make substantial product development investments.

        THE MARKET FOR e-BUSINESS INTEGRATION SOFTWARE MAY NOT GROW AS QUICKLY AS WE ANTICIPATE, WHICH WOULD CAUSE OUR REVENUES TO FALL BELOW EXPECTATIONS.

        The market for e-Business integration software is rapidly evolving. We earn substantially all of our license revenues from sales of our e*Xchange software suite. We expect to earn substantially all of our revenues in the foreseeable future from sales of e*Xchange and related products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and e-Business solutions and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for e-Business integration software. If this market fails to grow, or grows more slowly than we expect, our revenues will be adversely affected.

        IF WE FAIL TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WE MAY LOSE THESE RIGHTS AND OUR BUSINESS MAY BE SERIOUSLY HARMED.

        We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our product from our competitors' products. The use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

        OUR PRODUCTS COULD INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, CAUSING COSTLY LITIGATION AND THE LOSS OF SIGNIFICANT RIGHTS.

        Third parties may claim that we have infringed their current or future intellectual property rights. We expect that software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment or cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business would be harmed. Furthermore, former employers of our current and future employees may assert that our employees have improperly disclosed to us or are using their confidential or proprietary information.

                                      -28-
================================================================================

        FAILURE TO RAISE ADDITIONAL CAPITAL OR GENERATE THE SIGNIFICANT CAPITAL NECESSARY TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS COULD REDUCE OUR ABILITY TO COMPETE AND RESULT IN LOWER REVENUES.

        We expect that the net proceeds from our IPO and the Concurrent Offering will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

        -       develop or enhance our products and services;

        -       continue to expand our sales and marketing organizations;

        -       acquire complementary technologies, products or businesses;

        -       expand operations, in the United States or internationally;

        -       hire, train and retain employees; or

        - respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could result in lower revenues and could seriously harm our business.

        WE MAY BE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because technology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's attention and resources, and could seriously harm our business. The market price of the common stock may fluctuate significantly in response to the following factors, most of which are beyond our control, including:

        -       variations in our quarterly operating results;

        - changes in securities analysts' estimates of our financial performance;

        -       changes in market valuations of similar companies;

        - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

        - loss of a major customer or failure to complete significant license transactions;

        -       additions or departures of key personnel; and

        - fluctuations in stock market price and volume, which are particularly common among securities of software and Internet-oriented companies.

                                      -29-
================================================================================

        ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We develop products in the United States and sell them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of the events described above were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. In 1999, we incurred net gains of approximately $12,000 due to foreign currency fluctuations, as compared to net losses of ($22,000) in 1998 and ($1,000) in 1997. For the three months ended March 31, 2000, we have not incurred any significant foreign currency gains or losses. Revenues from international customers represented 27.1% of total revenues in 1999 and 24.0% for the three months ended March 31, 2000. Our line of credit and note payable carry floating interest rates based on prime plus 2%. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rate on our line of credit and note payable as of March 31, 2000 was 11.0%.




                                      -30-
================================================================================

                           PART II - OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

        The company is party to routine claims and suits brought against it in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company's business, financial condition or results of operation.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) MODIFICATION OF CONSTITUENT INSTRUMENTS

        Not applicable.

(b) CHANGE IN RIGHTS

        Not applicable

(c) CHANGES IN SECURITIES

        In January 2000, the Company issued a warrant to a strategic alliance partner to purchase up to 1,200,000 shares of common stock at $6.67 per share. The warrant vests and becomes exercisable contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on July 31, 2002.

        In March 2000, the Company issued a warrant to a strategic alliance partner to purchase up to 1,200,000 shares of common stock at $14 per share. The warrant vests and becomes exercisable contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on September 22, 2002.

        Concurrent with the IPO, the Company also sold 1,200,000 shares of common stock to one of its strategic alliance partners in a private transaction at a price of $12 per share. Proceeds, net of commissions and issuance costs, were approximately $14.1 million. The net offering proceeds have been and will be used for general corporate purposes, including increased research and development expenditures, sales and marketing expenditures and general and administrative purposes.

        The issuances of the securities in each of the three paragraphs above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) or Regulation D, as transactions by an issuer not involving a public offering.

        Upon the completion of the Company's initial public offering on May 3, 2000, the outstanding shares of the Company's redeemable convertible preferred stock converted into 13,972,162 shares of common stock.

(d) USE OF PROCEEDS

        On May 3, 2000, the Company completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette. The shares of common stock sold in the offering were registered under the

                                      -31-
================================================================================

Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-30648). The Securities and Exchange Commission declared the Registration Statement effective on April 27, 2000.

        The offering was completed on May 3, 2000 after all of the 4,600,000 shares of common stock registered under the Registration Statement were sold (including 600,000 shares sold in connection with the underwriters' over-allotment option). The IPO price was $12 per share for an aggregate initial public offering of $55.2 million. Underwriting discounts, commissions and issuance costs related to the offering were approximately $5.3 million, resulting in net proceeds of approximately $49.9 million. The net offering proceeds have been and will be used for general corporate purposes, including increased research and development expenditures, sales and marketing expenditures and general and administrative purposes. The proceeds also were used to pay down the Company's line of credit and will be used to repay the Company's $10.0 million outstanding long-term note.

        Net offering proceeds that have not been used in the above described manner have been invested in money market funds and investment grade securities.


                    ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

                                      None.






                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SOFTWARE TECHNOLOGIES CORPORATION

/s/ Barry J. Plaga        Senior Vice President and Chief Financial Officer            June 12, 2000
------------------------  ------------------------------------------------------     -----------------
    Barry J. Plaga        (Principal Financial Officer)                                    Date




                                      -32-
================================================================================