Form 10-Q
period 2000-06-30
SOFTWARE TECHNOLOGIES CORP/
filed 2000-08-14
CIK 1106842

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


                                   (Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

/ /         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                          COMMISSION FILE NO. 000-30207

                           --------------------------

                        SOFTWARE TECHNOLOGIES CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

          CALIFORNIA                                         95-4249153
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

                             404 E HUNTINGTON DRIVE
                           MONROVIA, CALIFORNIA 91016
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                                 (626) 471-6000
    (Address, including Zip Code, of Registrant's Principal Executive Offices and Registrant's Telephone Number, including Area Code)

                         -------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 11, 2000 was 69,116,655.

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES



INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)

                  and December 31, 1999..................................................................3

         Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999 (unaudited)................................4

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)...............................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and

                  Results of Operations.................................................................14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk......................................32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................33

Item 2.  Changes in Securities and Use of Proceeds......................................................33

Item 6.  Exhibits and Reports of Form 8-K...............................................................33


Signatures

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,        December 31,
                                                                                    ------------------------------------
In thousands, except share and per share data                                              2000               1999
============================================================================================================================
                                                                                      (unaudited)
ASSETS:
Current assets:

     Cash and cash equivalents                                                        $       38,792   $        1,572
     Accounts receivable, net of allowances of $1,030 and $1,055 at June 30,
       2000 and December 31, 1999, respectively                                               22,974           18,522
     Prepaid expenses and other current assets                                                 2,435            1,581
                                                                                    ------------------------------------
         Total current assets                                                                 64,201           21,675

Property and equipment, net                                                                    8,107            7,206
Related party receivable                                                                         256              256
Other assets                                                                                   1,997              715
                                                                                    ------------------------------------
         Total assets                                                                 $       74,561   $       29,852
                                                                                    ====================================

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
     (DEFICIT):

Current liabilities:

     Bank line of credit                                                              $            -   $        3,361
     Accounts payable                                                                          6,458            4,994
     Compensation and related expenses                                                         6,360            3,781
     Accrued expenses                                                                          4,434            1,102
     Deferred revenue                                                                         13,011           10,354
                                                                                    ------------------------------------
         Total current liabilities                                                            30,263           23,592

Notes payable and capital lease obligation                                                         -           10,000
                                                                                    ------------------------------------
         Total liabilities                                                                    30,263           33,592
                                                                                    ------------------------------------
Commitments and contingencies

Redeemable convertible preferred stock - 10,000,000 million shares authorized;
     0 shares issued and outstanding as of June 30, 2000 and
     5,452,798 shares issued and outstanding as of December 31, 1999.                              -           24,681
Stockholders' equity (deficit):
     Common stock, par value - 200,000,000 shares authorized, 68,856,503 and
       46,531,377 issued and outstanding, at June 30, 2000 and December 31,
       1999, respectively.                                                                   126,267           19,519
     Deferred stock compensation                                                             (12,681)          (5,379)
     Accumulated other comprehensive loss                                                       (359)            (237)
     Accumulated deficit                                                                     (68,929)         (42,324)
                                                                                    ------------------------------------
         Total stockholders' equity (deficit)                                                 44,298          (28,421)
                                                                                    ------------------------------------
Total liabilities, redeemable convertible preferred stock and stockholders'
     equity (deficit)                                                                 $       74,561    $      29,852
                                                                                    ====================================


               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               Three Months Ended         Six Months Ended
                                                                                    June 30,                  June 30,
                                                                         --------------------------- ----------------------------
In thousands, except per share data                                          2000         1999            2000         1999
==================================================================================================== ============================
Revenues:

     License                                                               $  11,900    $   4,919      $  20,502     $   8,580
     Services                                                                  7,551        5,530         13,669         9,509
     Maintenance                                                               3,743        2,081          6,597         3,879
     Other                                                                         -          603              -         1,673
                                                                         --------------------------- ----------------------------
         Total revenues                                                       23,194       13,133         40,768        23,641
                                                                         --------------------------- ----------------------------
Cost of revenues:

     License                                                                     166          222            231           347
     Services (exclusive of stock-based compensation of $167 and $31 for the three months and $364 and $32 for the six months ended
         June 30, 2000 and 1999, respectively)                                 6,382        5,222         12,757         9,574
     Maintenance                                                                 739          451          1,620           928
     Other                                                                         -          352              -         1,178
                                                                         --------------------------- ----------------------------
         Total cost of revenues                                                7,287        6,247         14,608        12,027
                                                                         --------------------------- ----------------------------
     Gross profit                                                             15,907        6,886         26,160        11,614
                                                                         --------------------------- ----------------------------
Operating expenses:

     Research and development (exclusive of stock-based compensation of  $194 and $40 for the three months and $396 and $41
         for the six  months ended June 30, 2000 and 1999, respectively)       4,702        3,275          8,222         6,064
     Sales and marketing (exclusive of stock-based compensation of
         $624 and $533 for the three months and $1,357 and $534 for the
         six months ended June 30, 2000 and 1999,  respectively)              17,017        6,135         28,954        12,191
     General and administrative  (exclusive of stock-based compensation of $81 and $18 for the three months and $230 and $18 for the six
         months ended June 30, 2000 and 1999, respectively)                    3,837        2,688          7,431         4,994
     Amortization of alliance warrants                                         2,077            -          4,271             -
     Amortization of stock-based compensation                                  1,066          622          2,347           625
                                                                         --------------------------- ----------------------------
         Total operating expenses                                             28,699       12,720         51,225        23,874
                                                                         --------------------------- ----------------------------
Loss from operations                                                         (12,792)      (5,834)       (25,065)      (12,260)
Other income (expense), net                                                     (178)          66           (771)           11
                                                                         --------------------------- ----------------------------
Loss before provision for income taxes                                       (12,970)      (5,768)       (25,836)      (12,249)
Provision for income taxes                                                         -            -              -             -
                                                                         --------------------------- ----------------------------
Net loss                                                                     (12,970)      (5,768)       (25,836)      (12,249)
                                                                         --------------------------- ----------------------------
Accretion on preferred stock                                                     192          683            769         1,015
                                                                         --------------------------- ----------------------------
Net loss available to common stockholders                                  $ (13,162)   $  (6,451)     $ (26,605)    $ (13,264)
                                                                         =========================== ============================
Basic and diluted net loss per share                                       $   (0.21)   $   (0.14)     $   (0.49)    $   (0.29)
                                                                         =========================== ============================
Number of shares used in computing basic and diluted net loss per share       61,807       46,486         54,579        45,575
                                                                         =========================== ============================
Pro forma basic and diluted net loss per share (unaudited)                 $   (0.20)   $   (0.10)     $   (0.40)    $   (0.22)
                                                                         =========================== ============================
Pro forma basic and diluted weighted average shares (unaudited)               66,464       60,458         63,894        55,665
                                                                         =========================== ============================


The accompanying notes are an integral part of these financial statements.

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                              ------------------------------------
In thousands                                                                                        2000              1999
==================================================================================================================================

Cash flows from operating activities:
     Net loss                                                                                   $     (25,836)   $     (12,249)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                                  1,372              739
         Provision for doubtful accounts receivable                                                       (25)               -
         Amortization of alliance warrants                                                              4,271                -
         Amortization of stock based compensation                                                       2,347              625
     Changes in assets and liabilities:
         Accounts receivable                                                                           (4,427)            (345)
         Prepaid expenses and other current assets                                                       (854)            (227)
         Accounts payable                                                                               1,464              311
         Other accrued expenses                                                                         5,911           (1,592)
         Deferred revenue                                                                               2,657            2,962
                                                                                              ------------------------------------
Net cash used in operating activities                                                                 (13,120)          (9,776)
                                                                                              ------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                                               (2,273)          (1,723)
     Other                                                                                             (1,282)            (145)
                                                                                              ------------------------------------
Net cash used in investing activities                                                                  (3,555)          (1,868)
                                                                                              ------------------------------------
Cash flows from financing activities:
     Net repayments under bank line of credit                                                          (3,361)          (3,179)
     Proceeds from issuance of redeemable convertible preferred stock, net                                  -           10,826
     Proceeds from issuance of common stock pursuant to initial public offering, net                   49,646            4,074
     Proceeds from issuance of common stock pursuant to concurrent offering, net                       14,100                -
     Proceeds from (payments on) notes payable, net                                                   (10,000)             522
     Proceeds from issuance of common stock pursuant to stock option plan                               3,632               16
     Other                                                                                                  -              (54)
                                                                                              ------------------------------------
Net cash provided by financing activities                                                              54,017           12,205
                                                                                              ------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             (122)            (282)
                                                                                              ------------------------------------
Net increase in cash and cash equivalents                                                              37,220              279

Cash and cash equivalents at beginning of the period                                                    1,572            3,225
                                                                                              ------------------------------------
Cash and cash equivalents at end of the period                                                  $      38,792    $       3,504
                                                                                              ====================================


The accompanying notes are an integral part of these financial statements.

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include the accounts of Software Technologies Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Form S-1 as filed with the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the 1999 information to conform to the current period's presentation.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101, as amended, is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended June 30, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

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

         SERVICES REVENUES: Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services are not essential to the functionality (i.e. do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed. Training services are sold on a per student basis and are recognized as classes are attended.

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

Total comprehensive loss was as follows (in thousands):


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                   ---------------------------- ---------------------------
                                                         2000          1999           2000         1999
                                                   ---------------------------- ---------------------------
 Net loss                                            $ (12,970)    $   (5,768)    $  (25,836)  $  (12,249)
 Other comprehensive income (loss) :
          Foreign translation adjustment                   (12)          (102)          (122)        (227)
                                                   ---------------------------- ---------------------------
                   Comprehensive loss                $ (12,982)    $   (5,870)    $  (25,958)  $  (12,476)
                                                   ============================ ===========================


               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOREIGN CURRENCY TRANSLATION

         The functional currency for the Company's foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating asset and liability accounts at the current exchange rate at year-end and statement of operations accounts at the average exchange rate for the year, with the resulting translation adjustment reflected in accumulated other comprehensive income (loss) in shareholders' equity (deficit).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because it does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Affective Date of FASB No. 133," was issued. The Company adopted SFAS No. 133 in June 2000.

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

         The Company maintains operations in North America and seven international territories in Europe and the Pacific Rim: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories for the three months and six months ended June 30, 2000 and June 30, 1999 is presented below.

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Revenues by geographic area were as follows (in thousands):


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                   ---------------------------- ---------------------------
                                                         2000        1999           2000         1999
                                                   ---------------------------- ---------------------------
                                                                                C>
 Revenues:
      North America                                  $   18,483    $    9,513     $    31,837  $    17,798
      Europe                                              3,360         3,081           6,478        4,873
      Pacific Rim                                         1,351           539           2,453          970
                                                   ---------------------------- ---------------------------
           Total net revenues                        $   23,194    $   13,133     $    40,768  $    23,641
                                                   ============================ ===========================


No single customer accounted for more than 10% of the Company's net revenues during the three months and six months ended June 30, 2000 and June 30, 1999.

NOTE 4.  COMPUTATION OF NET LOSS PER SHARE

         The following table sets forth the computations of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                   ---------------------------- ---------------------------
                                                         2000        1999           2000         1999
                                                   ---------------------------- ---------------------------
 Numerator:

 Net loss                                            $  (12,970)   $   (5,768)    $   (25,836) $   (12,249)
      Accretion of preferred stock                         (192)         (683)           (769)      (1,015)
                                                   ---------------------------- ---------------------------
      Net loss available to common stockholders      $  (13,162)   $   (6,451)    $   (26,605) $   (13,264)
                                                   ============================ ===========================

 Denominator:
 Denominator for basic and diluted net loss per
      share - weighted average shares outstanding        61,807        46,846         54,579       45,575
                                                   ---------------------------- ---------------------------
 Basic and diluted net loss per share                $    (0.21)   $    (0.14)    $    (0.49)  $    (0.29)
                                                   ============================ ===========================



         Options to purchase 14,326,276 and 10,514,071 shares of common stock were outstanding as of June 30, 2000 and June 30, 1999, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Redeemable preferred convertible stock was not included in the calculations of diluted net loss per share because its effect would be antidilutive. Common stock warrants were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA NET LOSS PER SHARE (UNAUDITED)

         Pro forma net loss per share for the three months and six months ended June 30, 2000 and June 30, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of common stock effective upon the closing of the Company's initial public offering of common stock (the "IPO"), as if such conversion occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 4,657,388 and 9,314,775 shares for the three months and six months ended June 30, 2000, respectively, and 13,972,163 and 10,089,840 shares for the three months and six months ended June 30, 1999, respectively. The pro forma effects of these transactions are unaudited and have been reflected in the loss per share information in the accompanying pro forma Statement of Operations for the three months and six months ended June 30, 2000 and June 30, 1999.

NOTE 5.  COMMITMENTS, CONTINGENCIES AND DEBT

BANK LINE OF CREDIT AND NOTES PAYABLE

         As of June 30, 2000, the Company had a $10.0 million senior line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of prime plus 2% (payable monthly) and expires on February 1, 2001. At June 30, 2000, there were no borrowings outstanding under the line. The Line is secured by accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line contains no financial covenants, with the exception of restrictions on related party transactions and restrictions on incurring additional debt.

         During the three months ending June 30, 2000, the Company repaid in its entirety a $10.0 million long-term note payable with the same lending institution.

LEGAL PROCEEDINGS

         The Company is party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

NOTE 6.  STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

         In February 2000, the Company authorized 10,000,000 shares of undesignated preferred stock, none of which was outstanding as of June 30, 2000.

COMMON STOCK

         In February 2000, the Company increased its authorized shares of common stock to 200,000,000 and effected a three-for-two split of the Company's common stock. All shares and per share amounts have been restated for all periods presented to reflect this stock split.

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INITIAL PUBLIC OFFERING

         In May 2000, the Company completed its IPO of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.6 million.

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

         In connection with the grant of certain stock options through April 27, 2000, the Company has recorded deferred stock compensation representing the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the date of grant. Amortization of deferred stock compensation was approximately $1,066,000 and $622,000 for the three month periods and $2,347,000 and $625,000 for the six month periods ended June 30, 2000 and June 30, 1999, respectively.

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

         In March 2000, the Company issued a warrant (the "March 2000 Alliance Warrant") to another strategic alliance partner to purchase up to 1,200,000 shares of common stock at $14.00 per share. The March 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the creation of e*Gate market offerings and the generation of license revenue for the Company, and expires on September 22, 2002. Both the January 2000 Alliance Warrant and the March 2000 Alliance Warrant contain a significant disincentive for non-performance, and, accordingly, the fair value of these warrants

               SOFTWARE TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. The fair value of the March 2000 Alliance Warrant was determined using the Black Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $11.08 per common share.

EMPLOYEE STOCK PURCHASE PLAN

         In February 2000, the Board of Directors approved the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on April 28, 2000. A total of 2,250,000 shares of common stock are initially available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the term of the ESPP to 2,250,00 shares of common stock.

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

         In 1994, we opened our first international sales office in Belgium, and we completed our first international sale in 1995. We currently have sales offices in seven countries outside of the United States. Revenues derived from international sales were 20% for the six months ended June 30, 2000. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

         In the past, we offered our healthcare customers our expertise in configuring hardware and software systems in conjunction with their purchase of our products. In these instances, we would sell third-party hardware and software to our customers in addition to our products. Other revenues for the three months and six months ended June 30, 1999 consist of these sales of third-party hardware and software. We discontinued offering this service to our customers during the fourth quarter of 1999.

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

         Cost of revenues consists of cost of license revenues, cost of services revenues, cost of maintenance revenues and cost of other revenues. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. Cost of other revenues for the three months and six months ended June 30, 1999 consists of the cost of third-party hardware and software sales.

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

         In order to increase both our company's and our products' market presence, we entered into strategic alliances with Andersen Consulting in November 1999, EDS in January 2000 and CSC in March 2000. We granted each of these strategic partners a warrant to purchase up to 1,200,000 shares of our common stock which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate market offerings in the case of Andersen Consulting and CSC and the generation of STC license revenues in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Andersen Consulting, $6.67 for EDS and $14.00 for CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option pricing model, we valued the warrants granted to Andersen Consulting in 1999 at $3.3 million as of December 31, 1999. This amount is included in common stock and is being amortized by charges to operations over the vesting periods of the warrants. In the first quarter of 2000, we recorded an additional $10.1 million related to the valuation of the remaining warrants to purchase 2,400,000 shares granted to EDS and CSC, based on an exercise price of $14.00 per share for the warrants granted to CSC. We valued these warrants using the Black-Scholes option pricing model. We recognized amortization of $814,000 for 1999 and $2,077,000 and $4,271,000 for the three months and six months ended June 30, 2000, and we will recognize additional amortization of approximately $2.5 million in the remainder of 2000, $5.1 million in 2001 and $0.7 million in 2002, based on an exercise price of $14.00 per share for the warrants granted to CSC. The amortization of the alliance warrants is classified as a separate component of operating expenses in our consolidated statement of operations.

         In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million, of which approximately $5.7 million remains to be amortized. This amount represents the difference between the exercise price and the estimated fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amortization of the remaining deferred stock compensation at June 30, 2000 will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

RESULTS OF OPERATIONS

         The following table sets forth our results of operations for the three months and six months ended June 30, 2000 and June 30, 1999 expressed as a percentage of total revenues:


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                   ---------------------------- ---------------------------
                                                       2000          1999            2000         1999
                                                   ---------------------------  ---------------------------
Revenues:

     License                                               51%           37%             50%          36%
     Services                                              33            42              34           40
     Maintenance                                           16            16              16           17
     Other                                                  -             5               -            7
                                                   ---------------------------  ---------------------------
          Total Revenues                                  100           100             100          100

Cost of revenues:

     License                                                1             2               1            1
     Services                                              27            40              31           40
     Maintenance                                            3             3               4            3
     Other                                                  -             3               -            5
                                                   ---------------------------  ---------------------------
          Gross Profit                                     69            52              64           49

Operating expenses

     Research and development                              20            25              20           26
     Sales and marketing                                   73            47              71           51
     General and administrative                            17            20              18           21
     Amortization of alliance warrants                      9             -              10            -
     Amortization of stock-based compensation               5             5               6            3
                                                   ---------------------------  ---------------------------
         Total operating expenses                         124            97             125          101

Loss from operations                                      (55)          (45)            (61)         (52)
Other income (expense), net                                (1)            1              (2)           -
                                                   ---------------------------  ---------------------------
Loss before provision for income taxes                    (56)          (44)            (63)         (52)
Provision for income taxes                                  -             -               -            -
                                                   ---------------------------  ---------------------------

Net loss                                                  (56)%         (44)%           (63)%        (52)%
                                                   ===========================  ===========================



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30,
1999:

REVENUES

         Total revenues for the three months ended June 30, 2000 increased 77% from the same period last year, from $13.1 million to $23.2 million.

         LICENSE REVENUES. License revenues for the three months ended June 30, 2000, increased 143% from the same period last year, from $4.9 million to $11.9 million. License revenues for the three months ended June 30, 2000, as a percentage of total revenues were 51%, as compared to 37% for the same period in the previous year. These increases were due primarily to the introduction of e*Gate 4.0 in November 1999 and the expansion of our sales and marketing force.

         SERVICES REVENUES. Services revenues for the three months ended June 30, 2000, increased 37% from the same period in the previous year, from $5.5 million to $7.6 million. Services revenues for the three months ended June 30, 2000, as a percentage of total revenues decreased to 33%, as compared to 42% for the same period in the previous year. The increase in the absolute dollar amount in services revenues primarily was due primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

         MAINTENANCE REVENUES. Maintenance revenues for the three months ended June 30, 2000, increased 76% from the same period in the previous year, from $2.1 million to $3.7 million. Maintenance revenues for the three months ended June 30, 2000, as a percentage of total revenues were 16%, the same as the three months ended June 30, 1999. The increase in the amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

         OTHER REVENUES. Other revenues for the three months ended June 30, 2000, were $0, compared to $603,000 in the same period in the previous year. The decrease in other revenues was due to the Company discontinuing in the fourth quarter of 1999 the sale of third party hardware with our software to certain customers.

COST OF REVENUES

         Total cost of revenues for the three months ended June 30, 2000, increased 18% from the same period last year, from $6.2 million to $7.3 million. Gross margin for the three months ended June 30, 2000, was 69% as compared to 52% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

         COST OF LICENSE REVENUES. Cost of license revenues for the three months ended June 30, 2000, was $166,000 or 1% of revenues, compared to $222,000 or 1% of revenues in the same period in the previous year.

         COST OF SERVICES REVENUES. Cost of services revenues for the three months ended June 30, 2000, increased 23% from the same period in the previous year, from $5.2 million to $6.4 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 28% for the three months ended June 30, 2000, as compared to 40% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues.

         COST OF MAINTENANCE REVENUES. Cost of maintenance revenues for the three months ended June 30, 2000, increased 64% from the same period in the previous year, from $451,000 to $739,000. Cost of maintenance revenues as a percentage of total revenues was 3% for the three months ended June 30, 2000, consistent with the same period in the previous year. The increase in the amount of cost of maintenance revenues is due to the increase in the amount of maintenance revenues.

         COST OF OTHER REVENUES. Cost of other revenues for the three months ended June 30, 2000, was $0, compared to $352,000 in the same period in the previous year. The decrease in cost of other revenues was due to the Company discontinuing in the fourth quarter of 1999 the provision of third party hardware with our software to certain customers.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended June 30, 2000, increased 42% from the same period in the previous year, from $3.3 to $4.7 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development and documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 20% for the three months ended June 30, 2000, as compared to 25% for the same period in the previous year. This decrease was due primarily to the increase in total revenues for the three months ended June 30, 2000, as compared to the same period in the previous year. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended June 30, 2000, increased 179% from the same period in the previous year, from $6.1 million to $17.0 million. Sales and marketing expenses as a percentage of total revenues for the three months ended June 30, 2000, was 73%, as compared to 47% for the same period in the previous year. The increase in sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff and promotional and public relations activities and the initiation of product and corporate communications. We anticipate that our sales and marketing expense will increase in absolute dollars for the foreseeable future as we continue to expand our domestic and international sales forces, expand our marketing staff and develop marketing and awareness campaigns for both the company and our products and increase promotional activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2000, increased 41% from the same period in the previous year, from $2.7 million to $3.8 million. General and administrative expenses as a percentage of total revenues for the three months ended June 30, 2000, was 17%, as compared to 20% for the same period in the previous year. The increase in the absolute dollar amount of general and administrative expenses was due primarily to hiring additional executive, finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure during these periods. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations and the expenses associated with operating as a public company.

         AMORTIZATION OF ALLIANCE WARRANTS. Amortization of alliance warrants for the three months ended June 30, 2000, was $2.1 million, compared to $0 for the same period in the prior year. The increase in amortization of alliance warrants was due to the issuance, from November 1999 through March 2000, of warrants to purchase common stock to certain strategic alliance partners.

         AMORTIZATION OF STOCK BASED COMPENSATION. In connection with the grant of stock options to employees and non-employee directors, we recorded deferred compensation, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Amortization of stock based compensation for the three months ended June 30, 2000, was $1.1 million, compared to $0.6 million for the same period in the previous year. The increase is due to additional options granted during the period between March 31, 1999 and April 27, 2000.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net consists primarily of interest expense. Other income (expense), net for the three months ended June 30, 2000, was ($178,000), compared to $66,000 for the same period last year. The increase primarily was due to financing fees related to common stock warrants issued in connection with the company's $10.0 million note payable and $10.0 million asset-based line of credit and an increase in interest expense due to increased borrowings under the line of credit.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

REVENUES

         Total revenues for the six months ended June 30, 2000 increased 73% from the same period last year, from $23.6 million to $40.8 million.

         LICENSE REVENUES. License revenues for the six months ended June 30, 2000, increased 138% from the same period last year, from $8.6 million to $20.5 million. License revenues for the six months ended June 30, 2000, as a percentage of total revenues were 50%, as compared to 36% for the same period in the previous year. These increases were due primarily to the introduction of e*Gate 4.0 in November 1999 and the expansion of our sales and marketing force.

         SERVICES REVENUES. Services revenues for the six months ended June 30, 2000, increased 44% from the same period in the previous year, from $9.5 million to $13.7 million. Services revenues for the six months ended June 30, 2000, as a percentage of total revenues were 34%, as compared to 40% for the same period in the previous year. The increase in the absolute dollar amount in services revenues primarily was due primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

         MAINTENANCE REVENUES. Maintenance revenues for the six months ended June 30, 2000, increased 69% from the same period in the previous year, from $3.9 million to $6.6 million. Maintenance revenues for the six months ended June 30, 2000, as a percentage of total revenues were 16%, as compared to 17% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

         OTHER REVENUES. Other revenues for the six months ended June 30, 2000, decreased by $1.7 million from the same period in the previous year. The decrease in other revenues was due to the Company discontinuing in the fourth quarter of 1999 the sale of third party hardware with our software to certain customers.

COST OF REVENUES

         Total cost of revenues for the six months ended June 30, 2000, increased 22% from the same period last year, from $12.0 million to $14.6 million. Gross margin for the six months ended June 30, 2000, was 64% as compared to 49% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

         COST OF LICENSE REVENUES. Cost of license revenues for the six months ended June 30, 2000, was $231,000 or 1% of revenues, as compared to $347,000 or 1% of revenue for the same period in the previous year.

         COST OF SERVICES REVENUES. Cost of services revenues for the six months ended June 30, 2000, increased 33% from the same period in the previous year, from $9.6 million to $12.8 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 31% for the six months ended June 30, 2000, as compared to 40% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues.

         COST OF MAINTENANCE REVENUES. Cost of maintenance revenues for the six months ended June 30, 2000, increased 78% from the same period in the previous year, from $0.9 million to $1.6 million. Cost of maintenance revenues as a percentage of total revenues was 4% for the six months ended June 30, 2000, as compared to 3% for the same period in the previous year. The increase in the absolute dollar amount of cost of maintenance revenues is due to the increase in the amount of maintenance revenues.

         COST OF OTHER REVENUES. Cost of other revenues for the six months ended June 30, 2000, decreased from the same period in the previous year by $1.2 million. The decrease in cost of other revenues was due to the Company discontinuing in the fourth quarter of 1999 the provision of third party hardware with our software to certain customers.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 2000, increased 34% from the same period in the previous year, from $6.1 to $8.2 million. The increase in amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 20% for the six months ended June 30, 2000, as compared to 26% for the same period in the previous year. This percentage decrease was due primarily to the increase in total revenues for the six months ended June 30, 2000, as compared to the same period in the previous year. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended June 30, 2000, increased 138% from the same period in the previous year, from $12.2 million to $29.0 million. Sales and marketing expenses as a percentage of total revenues for the six months ended June 30, 2000, was 71%, as compared to 51% for the same period in the previous year. The increase in sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff and promotional and public relations activities and the initiation of product and corporate communications. We anticipate that our sales and marketing expense will increase in absolute dollars for the foreseeable future as we continue to expand our domestic and international sales forces, expand our marketing staff and develop marketing and awareness campaigns for both the company and our products and increase promotional activities.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended June 30, 2000, increased 48% from the same period in the previous year, from $5.0 million to $7.4 million. General and administrative expenses as a percentage of total revenues for the six months ended June 30, 2000, was 18%, as compared to 21% for the same period in the previous year. The increase in the amount of general and administrative expenses was due primarily to hiring additional executive, finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure during these periods. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations and the expenses associated with operating as a public company.

         AMORTIZATION OF ALLIANCE WARRANTS. Amortization of alliance warrants for the six months ended June 30, 2000, was $4.3 million, compared to $0 for the same period in the prior year. The increase in amortization of alliance warrants was due to the issuance, from November 1999 through March 2000, of warrants to purchase common stock to certain strategic alliance partners.

         AMORTIZATION OF STOCK BASED COMPENSATION. In connection with the grant of stock options to employees and non-employee directors, we recorded deferred compensation, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Amortization of stock based compensation for the six ended June 30, 2000, was $2.3 million, compared to $0.6 million for the same period in the previous year. The increase is due to additional options granted during the period between March 31, 1999 and April 27, 2000.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net consists primarily of interest expense. Other income (expense), net for the six months ended June 30, 2000, was ($771,000), compared to other income of $11,000 for the same period last year. The increase primarily was due to financing fees related to common stock warrants issued in connection with the company's $10.0 million note payable and $10.0 million asset-based line of credit and an increase in interest expense due to increased borrowings under the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had cash and cash equivalents of $38.8 million, an increase of $37.2 million from $1.6 million of cash and cash equivalents held as of December 31, 1999.

         Net cash used in operating activities was $13.1 million during the six months ended June 30, 2000, as compared with $9.8 million in the same period in the previous year. This period over period increase in cash used in operating activities reflects an increase in net loss and increases in accounts receivable and prepaid expenses and other current assets, offset by an increase in accounts payable, other accrued expenses and deferred revenue.

         Net cash used in investing activities was $3.6 million during the six months ended June 30, 2000, as compared with $1.9 million in the same period in the previous year. The increase primarily was due to an increase in capital expenditures as a result of the expansion of the Company's office facilities and the headcount expansion in research and development and sales and marketing.

         Net cash provided by financing activities was $54.0 million during the six months ended June 30, 2000, as compared with $12.2 million in the same period in the previous year. This increase was due primarily to the completion of the Company's IPO and its concurrent offering in May 2000, offset by the repayment of its line of credit and note payable during the quarter.

         In May 2000, the Company completed its IPO of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.6 million. Concurrent with the IPO, the Company completed the sale of 1,200,000 shares of common stock to a purchaser in a private placement at a price of $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $14.1 million.

         The Company has a $10.0 million senior line of credit facility that bears interest at a rate of prime plus 2%, payable monthly, and expires on February 1, 2001. As of June 30, 2000, the Company had no borrowings outstanding against the line of credit. In May 2000, the Company used a portion of the proceeds from its recent IPO to repay the then outstanding balance on the line of credit in its entirety.

         In June 2000, the Company also repaid in its entirety a $10.0 million note payable it had with a financial institution, using a portion of the proceeds from its recent IPO.

         The Company anticipates continued growth in its operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, the Company expects its operating expenses and capital expenditures to constitute the primary uses of its cash resources. In addition, the Company may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. The Company believes that its current cash and cash equivalents and its expected cash from operations, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Thereafter, the Company may need to raise additional funds, and it cannot be certain that it will be able to obtain additional debt or equity financing on favorable terms, if at all.

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

RISK FACTORS

         WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of June 30, 2000, we had an accumulated deficit of $68.9 million. We intend to continue to invest heavily in sales and marketing and research and development. As a result, we expect to incur losses in 2000 and 2001, and we will need to significantly increase our quarterly revenues to achieve profitability. We cannot predict when we will operate profitably, if at all.

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

         WE MUST CONTINUE TO SUCCESSFULLY SELL OUR PRODUCTS TO COMMERCIAL CUSTOMERS OUTSIDE OF THE HEALTHCARE INDUSTRY OR OUR REVENUES MAY DECLINE.

         Since 1998, we have invested a significant amount of our sales and marketing resources to target various commercial markets outside of the healthcare industry, particularly for business-to-business integration. As a result, license revenues from customers in the healthcare industry accounted for approximately 25% of total license revenues in the six months ended June 30, 2000, down from approximately 57% of total license revenues for the same period in 1999. We expect that license revenues for non-healthcare customers will continue in the near future to increase as a percentage of license revenues as a result of this continued investment. A license to a commercial customer is expected to involve a longer sales cycle and higher revenues compared to a license to a healthcare customer. We must continue to increase the size of our direct sales force to implement our strategy of increased sales to commercial customers. In addition, because the healthcare industry, which has historically represented our largest customer base, has generally not required business-to-business capabilities, e*Xchange has been deployed to a greater extent in intra-enterprise environments than in business-to-business environments. We cannot assure you that e*Xchange will be commercially successful for business-to-business environments, and we expect to devote significant resources to the continued development, support, sales and marketing of e*Xchange for these environments. If we fail to increase our sales force or to penetrate additional commercial accounts in a meaningful way, our operating results will suffer.

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

         In addition, in September 1999, we opened an office in Redwood Shores, California, where our sales and marketing organization is located. This move has resulted and will continue to result in higher expenses and will require us to coordinate these activities with our other operations in Monrovia, California.

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

         OUR SUBSTANTIAL AND EXPANDING INTERNATIONAL OPERATIONS ARE SUBJECT TO UNCERTAINTIES, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         Revenues from the sale of our products and services outside the United States accounted for 15.0% of our total revenues in 1997, 20.3% of our total revenues in 1998, 27.1% of our total revenues in 1999 and 22% for the six months ended June 30, 2000. Revenues from the sale of our products and services in the United Kingdom as a percent of total revenues were 8.9% in 1997, 9.9% in 1998, 9.7% in 1999 and 9.1% for the six months ended June 30, 2000, while revenues from the sale of our products and services in Germany as a percent of total revenues were 2.7% in 1997, 5.6% in 1998, 10.6% in 1999 and 4.2% for the six
months ended June 30, 2000. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

         - the integration of additional software modules under development with our existing products; and


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

         We expect that our current cash and cash equivalents and our expected cash from operations will be sufficient to meet our anticipated cash requirements for working capital on capital expenditures for at least the next 12 months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our shareholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If the we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We develop products in the United States and sell them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of the events described above were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. In 1999, we incurred net gains of approximately $12,000 due to foreign currency fluctuations, as compared to net losses of ($22,000) in 1998 and ($1,000) in 1997. For the three months ended June 30, 2000, we have not incurred any significant foreign currency gains or losses. Revenues from international customers represented 27.1% of total revenues in 1999 and 24.0% for the three months ended June 30, 2000. Our line of credit and note payable carry floating interest rates based on prime plus 2%. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rate on our line of credit and note payable as of June 30, 2000 was 11.0%.

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

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) MODIFICATION OF CONSTITUENT INSTRUMENTS

         Not applicable.

(b) CHANGE IN RIGHTS

         Not applicable

(c) CHANGES IN SECURITIES

         Not applicable.

(d) USE OF PROCEEDS

         On May 3, 2000, the Company completed the initial public offering of its common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-30648). The Securities and Exchange Commission declared the Registration Statement effective on April 27, 2000. The net offering proceeds have been and will be used for general corporate purposes.

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



Date:    August 14, 2000

                                  SOFTWARE TECHNOLOGIES CORPORATION




/s/ BARRY J. PLAGA        SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
----------------------    ------------------------------------------------------
    Barry J. Plaga        (Principal Financial Officer)