Form 10-Q
period 2000-09-30
SOFTWARE TECHNOLOGIES CORP/
filed 2000-11-14
CIK 1106842

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                          COMMISSION FILE NO. 000-30207

                           --------------------------

                        SEEBEYOND TECHNOLOGY CORPORATION
                   (Formerly Software Technologies Corporation)
             (Exact name of Registrant as Specified in Its Charter)

             CALIFORNIA                                    95-4249153
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                   Identification Number)


                             404 E. HUNTINGTON DRIVE
                           MONROVIA, CALIFORNIA 91016
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                                 (626) 471-6000
    (Address, including Zip Code, of Registrant's Principal Executive Offices and Registrant's Telephone Number, including Area Code)

                         -------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, no par value, as of November 14, 2000 was 69,460,511.

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
              Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                  and December 31, 1999..................................................................3

              Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 (unaudited)..........................4

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)..........................................5

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

Item 2.  Changes in Securities and Use of Proceeds......................................................33

Item 6.  Exhibits and Reports of Form 8-K...............................................................33

Signatures

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,     December 31,
                                                                                  --------------------------------------
In thousands, except share and per share data                                                  2000             1999
============================================================================================================================
                                                                                           (unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents                                                     $        32,845    $         1,572
     Accounts receivable, net of allowances of $1,121 and $1,055 at
       September 30, 2000 and December 31, 1999, respectively                               30,129             18,522
     Prepaid expenses and other current assets                                               2,553              1,581
                                                                                   ----------------------------------
          Total current assets                                                              65,527             21,675

Property and equipment, net                                                                  8,914              7,206
Related party receivable                                                                       256                256
Other assets                                                                                 1,577                715
                                                                                   ----------------------------------
         Total assets                                                              $        76,274    $        29,852
                                                                                   ==================================
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
     (DEFICIT):
Current liabilities:
     Bank line of credit                                                           $          --      $         3,361
     Accounts payable                                                                        9,745              4,994
     Accrued expenses                                                                       14,803              4,883
     Deferred revenue                                                                       14,936             10,354
                                                                                   ----------------------------------
         Total current liabilities                                                          39,484             23,592

Notes payable and capital lease obligation                                                    --               10,000
                                                                                   ----------------------------------
         Total liabilities                                                                  39,484             33,592
                                                                                   ----------------------------------
Commitments and contingencies
Redeemable convertible preferred stock - 10,000,000 million shares authorized; 0 shares issued and outstanding as of September 30, 2000
     and 5,452,798 shares issued and outstanding as of December 31, 1999                      --               24,681
Stockholders' equity (deficit):
     Common stock, par value - 200,000,000 shares authorized, 69,212,797 and
       46,531,377 issued and outstanding, at September 30, 2000 and
       December 31, 1999, respectively                                                     126,668             19,519
     Deferred stock compensation                                                           (10,577)            (5,379)
     Accumulated other comprehensive loss                                                     (467)              (237)
     Accumulated deficit                                                                   (78,834)           (42,324)
                                                                                   ----------------------------------
         Total stockholders' equity (deficit)                                               36,790            (28,421)
                                                                                   ----------------------------------
Total liabilities, redeemable convertible preferred stock and stockholders'
     equity (deficit)                                                              $        76,274    $        29,852
                                                                                   ==================================

The accompanying notes are an integral part of these financial statements.

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               Three Months Ended         Nine Months Ended
                                                                                 September 30,              September 30,
                                                                         --------------------------- ----------------------------
In thousands, except per share data                                          2000         1999            2000         1999
==================================================================================================== ============================
Revenues:
     License                                                               $  17,567    $   7,580      $  38,069     $  16,160
     Services                                                                  9,287        6,099         22,956        15,608
     Maintenance                                                               4,438        2,450         11,035         6,329
     Other                                                                         -          115              -         1,788
                                                                         --------------------------- ----------------------------
         Total revenues                                                       31,292       16,244         72,060        39,885
                                                                         --------------------------- ----------------------------
Cost of revenues:
     License                                                                     183           27            414           347
     Services (exclusive of stock-based compensation of $132 and $52 for the three months and $496 and $84 for the nine months
          ended September 30, 2000 and 1999, respectively)                     7,750        5,713         20,507        15,287
     Maintenance                                                                 879          646          2,499         1,574
     Other                                                                         -            1              -         1,179
                                                                         --------------------------- ----------------------------
         Total cost of revenues                                                8,812        6,387         23,420        18,414
                                                                         --------------------------- ----------------------------
     Gross profit                                                             22,480        9,857         48,640        21,471
                                                                         --------------------------- ----------------------------
Operating expenses:
     Research and development (exclusive of stock-based compensation of $149 and $39 for the three months and $545 and $80
         for the nine months ended September 30, 2000 and 1999,
         respectively)                                                         5,311        2,980         13,533         9,044
     Sales and marketing (exclusive of stock-based compensation of
         $496 and $371 for the three months and $1,853 and $905 for the nine months ended September 30, 2000 and 1999,
         respectively)                                                        20,792        7,212         49,746        19,403
     General and administrative  (exclusive of stock-based
         compensation of $63 and $17 for the three months and $293 and
         $35 for the nine months ended September 30, 2000 and 1999,
         respectively)                                                         4,558        2,625         11,989         7,619
     Amortization of alliance warrants                                         1,263            -          5,534             -
     Amortization of stock-based compensation                                    840          479          3,187         1,104
                                                                         --------------------------- ----------------------------
         Total operating expenses                                             32,764       13,296         83,989        37,170
                                                                         --------------------------- ----------------------------
Loss from operations                                                         (10,284)      (3,439)       (35,349)      (15,699)
Other income (expense), net                                                      379         (85)           (392)          (74)
                                                                         --------------------------- ----------------------------
Loss before provision for income taxes                                        (9,905)      (3,524)       (35,741)      (15,773)
Provision for income taxes                                                         -            -              -             -
                                                                         --------------------------- ----------------------------
Net loss                                                                      (9,905)      (3,524)       (35,741)      (15,773)
                                                                         --------------------------- ----------------------------
Accretion on preferred stock                                                       -          696            769         1,711
                                                                         --------------------------- ----------------------------
Net loss available to common stockholders                                  $  (9,905)   $  (4,220)     $ (36,510)    $ (17,484)
                                                                         =========================== ============================
Basic and diluted net loss per share                                       $   (0.14)   $   (0.09)     $   (0.61)    $   (0.38)
                                                                         =========================== ============================
Number of shares used in computing basic and diluted net loss per share       69,035       46,504         59,397        45,810
                                                                         =========================== ============================
Pro forma basic and diluted net loss per share                             $   (0.14)   $   (0.06)     $   (0.54)    $   (0.28)
                                                                         =========================== ============================
Pro forma basic and diluted weighted average shares                           69,035       60,476         65,607        56,288
                                                                         =========================== ============================

The accompanying notes are an integral part of these financial statements.

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                              ------------------------------------
In thousands                                                                                        2000              1999
==================================================================================================================================
Cash flows from operating activities:
     Net loss                                                                                   $     (35,741)   $     (15,773)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                                  2,094            1,259
         Provision for doubtful accounts receivable                                                        66                -
         Amortization of alliance warrants                                                              5,534                -
         Amortization of stock based compensation                                                       3,187            1,104
     Changes in assets and liabilities:
         Accounts receivable                                                                          (11,673)          (4,526)
         Prepaid expenses and other current assets                                                       (972)            (599)
         Accounts payable                                                                               4,751              936
         Other accrued expenses                                                                         9,920           (1,176)
         Deferred revenue                                                                               4,582            3,041
                                                                                              ------------------------------------
Net cash used in operating activities                                                                 (18,252)         (15,734)
                                                                                              ------------------------------------
Cash flows from investing activities:
     Purchases of property and equipment                                                               (3,800)          (2,819)
     Other                                                                                               (862)            (142)
                                                                                              ------------------------------------
Net cash used in investing activities                                                                  (4,662)          (2,961)
                                                                                              ------------------------------------
Cash flows from financing activities:
     Net borrowings (repayments) under bank line of credit                                             (3,361)           2,271
     Proceeds from issuance of redeemable convertible preferred stock, net                                  -           10,826
     Proceeds from issuance of common stock, net                                                            -            4,074
     Proceeds from issuance of common stock pursuant to initial public offering, net                   49,646                -
     Proceeds from issuance of common stock pursuant to concurrent offering, net                       14,100                -
     Proceeds from (payments on) notes payable, net                                                   (10,000)             529
     Proceeds from issuance of common stock pursuant to stock option plan                               4,032               35
     Other                                                                                                  -              (54)
                                                                                              ------------------------------------
Net cash provided by financing activities                                                              54,417           17,681
                                                                                              ------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             (230)            (169)
                                                                                              ------------------------------------
Net increase in cash and cash equivalents                                                              31,273           (1,183)
Cash and cash equivalents at beginning of the period                                                    1,572            3,255
                                                                                              ------------------------------------
Cash and cash equivalents at end of the period                                                  $      32,845    $       2,072
                                                                                              ====================================


The accompanying notes are an integral part of these financial statements.

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of SeeBeyond Technology Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, included in the Company's Form S-1 as filed with the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the 1999 information to conform to the current period's presentation.


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

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101, as amended, is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended September 30, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

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

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

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


Total comprehensive loss was as follows (in thousands):

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                   ---------------------------- ---------------------------
                                                         2000        1999           2000         1999
                                                   ---------------------------- ---------------------------
 Net loss                                            $  (9,905)    $   (3,524)    $  (35,741)  $  (15,773)
 Other comprehensive income (loss) :
          Foreign translation adjustment                  (108)           118           (230)        (109)
                                                   ---------------------------- ---------------------------
                   Comprehensive loss                $ (10,013)    $   (3,406)    $  (35,791)  $  (15,882)
                                                   ============================ ===========================

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating asset and liability accounts at the current exchange rate at year-end and statement of operations accounts at the average exchange rate for the year, with the resulting translation adjustment reflected in accumulated other comprehensive income (loss) in stockholders' equity (deficit).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 1998, SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because it does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133," was issued. The Company adopted SFAS No. 133 in June 2000.


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

     The Company maintains operations in North America and seven international territories in Europe and the Pacific Rim: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories for the three months and nine months ended September 30, 2000 and September 30, 1999 is presented below.

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Revenues by geographic area were as follows (in thousands):

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                   ---------------------------- ---------------------------
                                                         2000        1999           2000         1999
                                                   ---------------------------- ---------------------------
 Revenues:
      North America                                  $   22,027    $   11,244     $    53,864  $   29,0425
      Europe                                              7,001         4,480          13,479        9,359
      Pacific Rim                                         2,264           514           4,717        1,484
                                                   ---------------------------- ---------------------------
           Total net revenues                        $   31,292    $   16,244     $    72,060  $    39,885
                                                   ============================ ===========================

No single customer accounted for more than 10% of the Company's net revenues during the three months and nine months ended September 30, 2000 and September 30, 1999.


NOTE 4. COMPUTATION OF NET LOSS PER SHARE

     The following table sets forth the computations of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                   ---------------------------- ---------------------------
                                                         2000        1999           2000         1999
                                                   ---------------------------- ---------------------------
 Numerator:
 Net loss                                            $   (9,905)   $   (3,524)    $   (35,741) $   (15,773)
      Accretion of preferred stock                            -          (696)           (769)      (1,711)
                                                   ---------------------------- ---------------------------
      Net loss available to common stockholders      $   (9,905)   $   (4,220)    $   (36,510) $   (17,484)
                                                   ============================ ===========================

 Denominator:
 Denominator for basic and diluted net loss per
      share - weighted average shares outstanding        69,035        46,504         59,397       45,810
                                                   ============================ ===========================
 Basic and diluted net loss per share                $    (0.14)   $    (0.09)    $    (0.61)  $    (0.38)
                                                   ============================ ===========================

     Options to purchase 14,532,765 and 11,253,609 shares of common stock were outstanding as of September 30, 2000 and September 30, 1999, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Redeemable preferred convertible stock was not included in the calculations of diluted net loss per share because its effect would be antidilutive. Common stock warrants were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA NET LOSS PER SHARE (UNAUDITED)

     Pro forma net loss per share for the three months and nine months ended September 30, 2000 and September 30, 1999 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of common stock effective upon the closing of the Company's initial public offering of common stock (the "IPO"), as if such conversion occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 0 and 6,209,850 shares for the three months and nine months ended September 30, 2000, respectively, and 13,972,163 and 10,478,072 shares for the three months and nine months ended September 30, 1999, respectively. The pro forma effects of these transactions are unaudited and have been reflected in the loss per share information in the accompanying pro forma Statement of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999.


NOTE 5. COMMITMENTS, CONTINGENCIES AND DEBT

BANK LINE OF CREDIT AND NOTES PAYABLE

     As of September 30, 2000, the Company had a $10.0 million senior line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of prime plus 2% (payable monthly) and expires on February 1, 2001. At September 30, 2000, there were no borrowings outstanding under the Line. The Line is secured by accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line contains no financial covenants, with the exception of restrictions on related party transactions and restrictions on incurring additional debt.

LEGAL PROCEEDINGS

     The Company is party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.


NOTE 6. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

     In February 2000, the Company authorized 10,000,000 shares of undesignated preferred stock, none of which was outstanding as of September 30, 2000.

COMMON STOCK

     In February 2000, the Company increased its authorized shares of common stock to 200,000,000 and effected a three-for-two split of the Company's common stock. All shares and per share amounts have been restated for all periods presented to reflect this stock split.

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

     In connection with the grant of certain stock options through April 27, 2000, the Company has recorded deferred stock-based compensation representing the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the date of grant. Amortization of deferred stock-based compensation was approximately $840,000 and $479,000 for the three month periods and $3,187,000 and $1,104,000 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively.

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

                SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

EMPLOYEE STOCK PURCHASE PLAN

     In February 2000, the Board of Directors approved the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on April 28, 2000. A total of 2,250,000 shares of common stock are initially available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the term of the ESPP to 2,250,000 shares of common stock.

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

OVERVIEW

     We are a leading provider of e-Business integration software that enables the seamless flow of information within and among enterprises on a global basis. We were founded in 1989 and sold our first products and services in 1991. From 1991 to 1998, our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services and telecommunications/utilities. In November 1999, we launched the fourth generation of our primary product with the introduction of e*Gate 4.0 and changed the name of this product from DataGate to e*Gate. In anticipation of this release, we accelerated the growth of our product development, services and sales and marketing organizations. In October 2000, we changed our name to SeeBeyond Technology Corporation.

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

     In 1994, we opened our first international sales office in Belgium, and we completed our first international sale in 1995. We currently have sales offices in seven countries outside of the United States. Revenues derived from international sales were 25% for the nine months ended September 30, 2000. We believe that international revenues will continue to be significant in future periods.

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

     In the past, we offered our healthcare customers our expertise in configuring hardware and software systems in conjunction with their purchase of our products. In these instances, we would sell third-party hardware and software to our customers in addition to our products. Other revenues for the three months and nine months ended September 30, 1999 consist of these sales of third-party hardware and software. We discontinued offering this service to our customers during the fourth quarter of 1999.

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

     Cost of revenues consists of cost of license revenues, cost of services revenues, cost of maintenance revenues and cost of other revenues. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. Cost of other revenues for the three months and nine months ended September 30, 1999 consists of the cost of third-party hardware and software sales that we discontinued in the fourth quarter of 1999.

     Our operating expenses are classified as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade show, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Also included in our operating expenses are the amortization of alliance warrants and the amortization of stock-based compensation.

     In order to increase both our company's and our products' market presence, we entered into strategic alliances with Andersen Consulting in November 1999, EDS in January 2000 and CSC in March

2000. We granted each of these strategic partners a warrant to purchase up to 1,200,000 shares of our common stock which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate market offerings in the case of Andersen Consulting and CSC and the generation of STC license revenues in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Andersen Consulting, $6.67 for EDS and $14.00 for CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option pricing model, we valued the warrants granted to Andersen Consulting in 1999 at $3.3 million as of December 31, 1999. This amount is included in common stock and is being amortized by charges to operations over the vesting periods of the warrants. In the first quarter of 2000, we recorded an additional $10.1 million related to the valuation of the remaining warrants to purchase 2,400,000 shares granted to EDS and CSC. We valued these warrants using the Black-Scholes option pricing model. We recognized amortization of $814,000 for 1999 and $1,263,000 and $5,534,000 for the three months and nine months ended September 30, 2000, respectively, and we will recognize additional amortization of approximately $1.3 million in the remainder of 2000, $5.1 million in 2001 and $0.7 million in 2002. The amortization of the alliance warrants is classified as a separate component of operating expenses in our consolidated statement of operations.

     In connection with stock option grants to our employees, we have recorded deferred stock-based compensation totaling $8.5 million, of which approximately $3.6 million remains to be amortized. This amount represents the difference between the exercise price and the estimated fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. The amortization of the remaining deferred stock compensation at September 30, 2000 will result in additional charges to operations through 2004. The amortization of stock-based compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations for the three months and nine months ended September 30, 2000 and September 30, 1999 expressed as a percentage of total revenues:

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                   ---------------------------  ---------------------------
                                                       2000          1999            2000         1999
                                                   ---------------------------  ---------------------------
Revenues:
     License                                            56%           47%             53%          41%
     Services                                           30            37              32           39
     Maintenance                                        14            15              15           16
     Other                                               -             1               -            4
                                                   ---------------------------  ---------------------------
          Total Revenues                               100           100             100          100

Cost of revenues:
     License                                             -             -               1            1
     Services                                           25            35              28           38
     Maintenance                                         3             4               3            4
     Other                                               -             0               -            3
                                                   ---------------------------  ---------------------------
          Gross Profit                                  72            61              68           54

Operating expenses
     Research and development                           17            18              19           23
     Sales and marketing                                66            45              69           48
     General and administrative                         15            16              17           19
     Amortization of alliance warrants                   4             -               8            -
     Amortization of stock-based compensation            3             3               4            3
                                                   ---------------------------  ---------------------------
         Total operating expenses                      105            82             117           93

Loss from operations                                   (33)         (21)            (49)          (40)
Other income (expense), net                              1          (1)             (1)             -
                                                   ---------------------------  ---------------------------
Loss before provision for income taxes                 (32)         (22)            (50)          (40)
Provision for income taxes                               -            -               -             -
                                                   ---------------------------  ---------------------------
Net loss                                               (32)%        (22)%           (50)%         (40)%
                                                   ===========================  ===========================


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:

REVENUES

     Total revenues for the three months ended September 30, 2000 increased 93% from the same period last year, from $16.2 million to $31.3 million.

     LICENSE REVENUES. License revenues for the three months ended September 30, 2000, increased 133% from the same period last year, from $7.6 million to $17.6 million. License revenues for the three months ended September 30, 2000, as a percentage of total revenues were 56%, as compared to 47% for the same period in the previous year. These increases were due primarily to the introduction of e*Gate 4.0 in November 1999, the establishment of our strategic alliance partnerships and the expansion of our worldwide sales and marketing force.

     SERVICES REVENUES. Services revenues for the three months ended September 30, 2000, increased 52% from the same period in the previous year, from $6.1 million to $9.3 million. Services revenues for the three months ended September 30, 2000, as a percentage of total revenues decreased to 30%, as compared to 37% for the same period in the previous year. The increase in the absolute dollar amount in services revenues primarily was due primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

     MAINTENANCE REVENUES. Maintenance revenues for the three months ended September 30, 2000, increased 76% from the same period in the previous year, from $2.5 million to $4.4 million. Maintenance revenues for the three months ended September 30, 2000, as a percentage of total revenues were 14%, as compared to 15% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

     OTHER REVENUES. Other revenues for the three months ended September 30, 2000, were $0, compared to $115,000 in the same period in the previous year. The decrease in other revenues was due to the Company discontinuing in the fourth quarter of 1999 the sale of third party hardware with our software to certain customers.

COST OF REVENUES

     Total cost of revenues for the three months ended September 30, 2000, increased 38% from the same period last year, from $6.4 million to $8.8 million. Gross margin for the three months ended September 30, 2000, was 72% as compared to 61% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

     COST OF LICENSE REVENUES. Cost of license revenues for the three months ended September 30, 2000, was $183,000, compared to $27,000 in the same period in the previous year.

     COST OF SERVICES REVENUES. Cost of services revenues for the three months ended September 30, 2000, increased 37% from the same period in the previous year, from $5.7 million to $7.8 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 25% for the three months ended September 30, 2000, as compared to 35% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues.

     COST OF MAINTENANCE REVENUES. Cost of maintenance revenues for the three months ended September 30, 2000, increased 36% from the same period in the previous year, from $646,000 to $879,000. Cost of maintenance revenues as a percentage of total revenues was 3% for the three months ended September 30, 2000, as compared to 4% for the same period in the previous year. The increase in the amount of cost of maintenance revenues is due to the increase in the amount of maintenance revenues.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 2000, increased 77% from the same period in the previous year, from $3.0 to $5.3 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development and documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 17% for the three months ended September 30, 2000, as compared to 18% for the same period in the previous year. This decrease was due primarily to the increase in total revenues for the three months ended September 30, 2000, as compared to the same period in the previous year. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended September 30, 2000, increased 189% from the same period in the previous year, from $7.2 million to $20.8 million. Sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2000, was 66%, as compared to 45% for the same period in the previous year. The increase in sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff, promotional and public relations activities and product and corporate communications. We anticipate that our sales and marketing expense will increase in absolute dollars for the foreseeable future as we continue to expand our domestic and international sales forces, expand our marketing staff and develop marketing and awareness campaigns for both the company and our products and increase promotional activities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 2000, increased 77% from the same period in the previous year, from $2.6 million to $4.6 million. General and administrative expenses as a percentage of total revenues for the three months ended September 30, 2000, was 15%, as compared to 16% for the same period in the previous year. The increase in the absolute dollar amount of general and administrative expenses was due primarily to hiring additional executive, finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure during these periods. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations and the expenses associated with operating as a public company.

     AMORTIZATION OF ALLIANCE WARRANTS. Amortization of alliance warrants for the three months ended September 30, 2000, was $1.3 million, compared to $0 for the same period in the prior year. The increase in amortization of alliance warrants was due to the issuance, from November 1999 through March 2000, of warrants to purchase common stock to certain strategic alliance partners.

     AMORTIZATION OF STOCK BASED COMPENSATION. In connection with the grant of stock options to employees and non-employee directors, we recorded deferred compensation, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Amortization of stock based compensation for the three months ended September 30, 2000, was $840,000, compared to $479,000 for the same period in the previous year. The increase is due to additional options granted during the period between March 31, 1999 and April 27, 2000.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income (expense). Other income, net for the three months ended September 30, 2000, was ($379,000), compared to other expense of $85,000 for the same period last year. The increase primarily was due to an increase in interest income due to large cash balances as a result of the Company's IPO in April 1, 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUES

     Total revenues for the nine months ended September 30, 2000 increased 81% from the same period last year, from $39.9 million to $72.1 million.

     LICENSE REVENUES. License revenues for the nine months ended September 30, 2000, increased 135% from the same period last year, from $16.2 million to $38.1 million. License revenues for the nine months ended September 30, 2000, as a percentage of total revenues were 53%, as compared to 41% for the same period in the previous year. These increases were due primarily to the introduction of e*Gate 4.0 in November 1999, the establishment of our strategic alliance partnerships, the expansion of our worldwide sales and marketing force.

     SERVICES REVENUES. Services revenues for the nine months ended September 30, 2000, increased 47% from the same period in the previous year, from $15.6 million to $23.0 million. Services revenues for the nine months ended September 30, 2000, as a percentage of total revenues were 32%, as compared to 39% for the same period in the previous year. The increase in the absolute dollar amount in services revenues was due primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

     MAINTENANCE REVENUES. Maintenance revenues for the nine months ended September 30, 2000, increased 75% from the same period in the previous year, from $6.3 million to $11.0 million. Maintenance revenues for the nine months ended September 30, 2000, as a percentage of total revenues were 15%, as compared to 16% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

     OTHER REVENUES. Other revenues for the nine months ended September 30, 2000, decreased by $1.8 million from the same period in the previous year. The decrease in other revenues was due to the Company discontinuing in the fourth quarter of 1999 the sale of third party hardware with our software to certain customers.

COST OF REVENUES

     Total cost of revenues for the nine months ended September 30, 2000, increased 27% from the same period last year, from $18.4 million to $23.4 million. Gross margin for the nine months ended September 30, 2000, was 68% as compared to 54% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

     COST OF LICENSE REVENUES. Cost of license revenues for the nine months ended September 30, 2000, was $414,000 or 1% of revenues, as compared to $374,000 or 1% of revenue for the same period in the previous year.

     COST OF SERVICES REVENUES. Cost of services revenues for the nine months ended September 30, 2000, increased 34% from the same period in the previous year, from $15.3 million to $20.5 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 28% for the nine months ended September 30, 2000, as compared to 38% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues.

     COST OF MAINTENANCE REVENUES. Cost of maintenance revenues for the nine months ended September 30, 2000, increased 56% from the same period in the previous year, from $1.6 million to $2.5 million. Cost of maintenance revenues as a percentage of total revenues was 3% for the nine months ended September 30, 2000, as compared to 4% for the same period in the previous year. The increase in the absolute dollar amount of cost of maintenance revenues is due to the increase in the amount of maintenance revenues.

     COST OF OTHER REVENUES. Cost of other revenues for the nine months ended September 30, 2000, decreased from the same period in the previous year by $1.2 million. The decrease in cost of other revenues was due to the Company discontinuing in the fourth quarter of 1999 the provision of third party hardware with our software to certain customers.

OPERATING EXPENSES

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 2000, increased 50% from the same period in the previous year, from $9.0 to $13.5 million. The increase in amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 19% for the nine months ended September 30, 2000, as compared to 23% for the same period in the previous year. This percentage decrease was due primarily to the increase in total revenues for the nine months ended September 30, 2000, as compared to the same period in the previous year.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended September 30, 2000, increased 156% from the same period in the previous year, from $19.4 million to $49.7 million. Sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 2000, was 69%, as compared to 48% for the same period in the previous year. The increase in sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff, promotional and public relations activities and product and corporate communications.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended September 30, 2000, increased 58% from the same period in the previous year, from $7.6 million to $12.0 million. General and administrative expenses as a percentage of total revenues for the nine months ended September 30, 2000, was 17%, as compared to 19% for the same period in the previous year. The increase in the amount of general and administrative expenses was due primarily to hiring additional executive, finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure during these periods.

     AMORTIZATION OF ALLIANCE WARRANTS. Amortization of alliance warrants for the nine months ended September 30, 2000, was $5.5 million, compared to $0 for the same period in the prior year. The increase in amortization of alliance warrants was due to the issuance, from November 1999 through March 2000, of warrants to purchase common stock to certain strategic alliance partners.

     AMORTIZATION OF STOCK BASED COMPENSATION. In connection with the grant of stock options to employees and non-employee directors, we recorded deferred compensation, representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Amortization of stock based compensation for the nine months ended September 30, 2000, was $3.2 million, compared to $1.1 million for the same period in the previous year. The increase is due to additional options granted during the period between March 31, 1999 and April 27, 2000.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest expense. Other income (expense), net for the nine months ended September 30, 2000, was ($392,000), compared to ($74,000) for the same period last year. The increase primarily was due to financing fees related to common stock warrants issued in connection with the company's $10.0 million note payable and $10.0 million asset-based line of credit and an increase in interest expense due to increased borrowings under the line of credit, offset by an increase in the amount of interest income due to higher cash balances as a result of the Company's IPO in April 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had cash and cash equivalents of $32.9 million, an increase of $31.3 million from $1.6 million of cash and cash equivalents held as of December 31, 1999.

     Net cash used in operating activities was $18.3 million during the nine months ended September 30, 2000, as compared with $15.7 million in the same period in the previous year. This period over period increase in cash used in operating activities reflects an increase in net loss and increases in accounts receivable and prepaid expenses and other current assets, offset by increases in accounts payable, other accrued expenses and deferred revenue.

     Net cash used in investing activities was $4.7 million during the nine months ended September 30, 2000, as compared with $3.0 million in the same period in the previous year. The increase primarily was due to an increase in capital expenditures as a result of the expansion of the Company's office facilities and the headcount expansion in research and development and sales and marketing.

     Net cash provided by financing activities was $54.4 million during the nine months ended September 30, 2000, as compared with $17.7 million in the same period in the previous year. This increase was due primarily to the completion of the Company's IPO and a concurrent private placement in May 2000, offset by the repayment of its line of credit and note payable during the quarter.

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

     The Company has a $10.0 million senior line of credit facility that bears interest at a rate of prime plus 2%, payable monthly, and expires on February 1, 2001. As of September 30, 2000, the Company had no borrowings outstanding against the line of credit. In May 2000, the Company used a portion of the proceeds from its recent IPO to repay the then outstanding balance on the line of credit in its entirety.

     In September 2000, the Company also repaid in its entirety a $10.0 million note payable it had with a financial institution, using a portion of the proceeds from its recent IPO.

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

RISK FACTORS

     WE HAVE A LARGE ACCUMULATED DEFICIT, WE EXPECT FUTURE LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of September 30, 2000, we had an accumulated deficit of $78.8 million. We intend to continue to invest heavily in sales and marketing and research and development. As a result, we expect to incur losses in 2000 and 2001, and we will need to significantly increase our quarterly revenues to achieve profitability. We cannot predict when we will operate profitably, if at all.

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

     WE MUST CONTINUE TO SUCCESSFULLY SELL OUR PRODUCTS TO COMMERCIAL CUSTOMERS OUTSIDE OF THE HEALTHCARE INDUSTRY OR OUR REVENUES MAY DECLINE.

     Since 1998, we have invested a significant amount of our sales and marketing resources to target various commercial markets outside of the healthcare industry, particularly for business-to-business integration. As a result, license revenues from customers in the healthcare industry accounted for approximately 13% of total license revenues in the nine months ended September 30, 2000, down from approximately 37% of total license revenues for the same period in 1999. We expect that license revenues for non-healthcare customers will continue in the near future to increase as a percentage of license revenues as a result of this continued investment. A license to a commercial customer is expected to involve a longer sales cycle and higher revenues compared to a license to a healthcare customer. We must continue to increase the size of our direct sales force to implement our strategy of increased sales to commercial customers. In addition, because the healthcare industry, which has historically represented our largest customer base, has generally not required business-to-business capabilities, e*Xchange has been deployed to a greater extent in intra-enterprise environments than in business-to-business environments. We cannot assure you that e*Xchange will be commercially successful for business-to-business environments, and we expect to devote significant resources to the continued development, support, sales and marketing of e*Xchange for these environments. If we fail to increase our sales force or to penetrate additional commercial accounts in a meaningful way, our operating results will suffer.

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

     OUR SUBSTANTIAL AND EXPANDING INTERNATIONAL OPERATIONS ARE SUBJECT TO UNCERTAINTIES, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Revenues from the sale of our products and services outside the United States accounted for 15.0% of our total revenues in 1997, 20.3% of our total revenues in 1998, 27.1% of our total revenues in 1999 and 25% for the nine months ended September 30, 2000. Revenues from the sale of our products and services in the United Kingdom as a percent of total revenues were 8.9% in 1997, 9.9% in 1998, 9.7% in 1999 and 11.5% for the nine months ended September 30, 2000, while revenues from the sale of our products and services in Germany as a percent of total revenues were 2.7% in 1997, 5.6% in 1998, 10.6% in 1999 and 3.9% for the nine months ended September 30, 2000. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

        ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We develop products in the United States and sell them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of the events described above were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. In 1999, we incurred net gains of approximately $12,000 due to foreign currency fluctuations, as compared to net losses of ($22,000) in 1998 and ($1,000) in 1997. For the three months ended September 30, 2000, we have not incurred any significant foreign currency gains or losses. Revenues from international customers represented 27.1% of total revenues in 1999 and 30% for the three months ended September 30, 2000. Our line of credit and note payable carry floating interest rates based on prime plus 2%. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rate on our line of credit and note payable as of September 30, 2000 was 11.5%.

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


                    ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)      EXHIBITS

     The exhibits listed in the accompanying Exhibits Index are filed as part of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2000

                              SEEBEYOND TECHNOLOGY CORPORATION


/s/ Barry J. Plaga            Senior Vice President and Chief Financial Officer
------------------------      -------------------------------------------------
    Barry J. Plaga            (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER    DESCRIPTION OF DOCUMENT

10.1 Lease Agreement by and between The Employees Retirement System of The State of Hawaii and the Registrant dated, as of, July 21, 2000

10.2 Lease Agreement by and between Grant Regent, LLC and the Registrant dated, as of, August 2, 2000

27.1              Financial Data Schedule