Form 10-K
period 2000-12-31
SEEBEYOND TECHNOLOGY CORP
filed 2001-03-30
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES EXCHANGE ACT OF 1934
For the transition period from                 to                  .
Commission File No. 000-30207

SEEBEYOND TECHNOLOGY CORPORATION
(Formerly, Software Technologies Corporation)
(Exact name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	95-4249153 (I.R.S. Employer Identification Number)
404 E. Huntington Drive Monrovia, California 91016 (Address, including zip code, of Principal Executive Office) (626) 471-6000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

    As of March 27, 2001, there were 70,690,031 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market as of March 27, 2001) was approximately $440,170,000. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

DOCUMENT INCORPORATED BY REFERENCE

    Certain sections of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 1, 2001, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SEEBEYOND TECHNOLOGY CORPORATION
For the Fiscal Year Ended December 31, 2000

FORWARD-LOOKING STATEMENTS

    This report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the Risk Factors section below. These factors may cause our actual results to differ materially from any forward-looking statement.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1: Business

Overview

    SeeBeyond Technology Corporation (the "Company" or "SeeBeyond") is a leading provider of e-Business integration software that enables the seamless flow of information within and among enterprises in real-time on a global basis. We believe that we offer the only comprehensive e-Business integration solution, encompassing application-to-application integration, business-to-business integration ("B2B"), and business process management. As of December 31, 2000, we had licensed our products to over 1,400 customers worldwide. In May 2000, we completed our initial public offering and in October 2000, we changed our name to SeeBeyond Technology Corporation.

Industry Background

    Escalating competitive pressures are requiring businesses to respond quickly to market dynamics. Corporate mergers and acquisitions, the ubiquity of the Internet, shortened development and production cycles, shifting supplier relationships and diverse customer demands are forcing companies to adopt aggressive e-Business initiatives, whereby business transactions and relationships are conducted electronically both within and among enterprises. The speed of e-Business demands higher levels of business process integration, which is increasingly complex and dynamic. e-Business initiatives have evolved from relatively simple internal "intranets" and business-to-consumer e-Commerce to intricate business-to-business relationships. Dynamic B2B exchanges have emerged, where multiple vendors, suppliers, partners and customers transact business electronically in real-time. The goals of these initiatives are significant increases in efficiency and profitability. However, if business applications are not integrated, the full potential of e-Business to automate and optimize falls short of being realized. As companies seek to capitalize on e-Business and drive toward enhanced profitability, integration solutions that enable dynamic and real-time connections across systems, applications and enterprises, and allow for the automation and active management of business processes have become critical.

e-Business Integration Challenges

    Integrating business systems in order to automate and improve business processes presents major challenges. Companies have made significant investments in a range of custom and packaged software applications, which generally were not designed to communicate with each other. The proliferation of packaged applications such as enterprise resource planning ("ERP"), supply chain management, customer relationship management, sales force automation, decision support and e-Commerce technologies has resulted in highly disconnected and disparate information technology ("IT") infrastructures. These diverse systems and applications often reside on different hardware platforms with varying and incompatible data formats and communication methods. As a result, information stays trapped within isolated systems. To enable truly automated e-Business processes, these isolated systems must be seamlessly integrated.

    As companies deploy new e-Business initiatives that extend beyond the confines of an enterprise, the need to integrate disparate IT systems will increase substantially. These external integration challenges are exacerbated by the growth in corporate acquisition strategies and the subsequent need to integrate acquired systems, as well as by the growth of geographically distributed companies. Examples of e-Business integration challenges are as follows:

  •
  Companies, both business-to-consumer and B2B, are attempting to improve the individual user experience by delivering personalized information to their online users. Delivering customized information, however, requires seamless integration with a variety of data sources that may not otherwise communicate with one another. For example, online catalogs need to be integrated with back-office systems of both buyers and sellers to provide real-time information such as product availability and delivery schedule. An online catalog should also integrate with a buyer's purchasing system in order to automate and streamline the procurement process. The dynamic integration of these systems is critical in order to provide higher quality service, satisfy customer demands and compete more effectively.

  •
  New B2B trading exchanges that bring buyers and sellers together via the Internet have complex integration requirements. Each buyer and seller must integrate its systems with one or more exchanges in order to transact business online. A seller's inventory and order management systems must be integrated with each exchange to enable real-time product availability and order fulfillment, and a buyer's purchasing systems must be integrated with each exchange to automatically initiate the purchasing process once an order has been submitted. The trading exchange itself must provide for the management of trading partner relationships and the routing and transformation of transactions between buyers and sellers. The seamless integration of these systems over the Internet in a secure, automated and reliable fashion is critical for a trading exchange to meet customer and market demands.

Limitations of Traditional Approaches for e-Business Integration

    Companies have historically tried to bridge disparate systems through in-house or third-party custom development of point-to-point interfaces. This approach is no longer viable for many companies given the large and growing number of applications and the cost, time and resources required to create and maintain integration in a rapidly changing environment. Integrating systems outside of an enterprise is an additional challenge that requires expertise in Internet technologies and a solution that is reliable, secure, centrally managed and scalable to a very large number of users.

    The integration demands of e-Business present major technical challenges. In an attempt to address these challenges, companies have implemented ERP, enterprise application integration ("EAI") and electronic data interchange ("EDI"), technologies. However, these solutions each have their own limitations in terms of time-to-market, cost, performance or flexibility, and no one approach fully addresses the entire e-Business integration challenge.

    While ERP software can automate business processes within an enterprise, it generally requires lengthy implementation times, is difficult to maintain, is difficult to integrate with third-party technologies and was not designed to meet e-Business performance requirements, such as security and scalability. EAI software helps solve some aspects of enterprise integration but generally does not have some key capabilities, such as security and business process management, which are necessary for rapid and cost-effective integration between enterprises. First generation EAI solutions are also limited by their "hub and spoke" architecture, whereby a centralized software hub serves as the integration broker, limiting scalability and creating a single point of failure. Historically, EDI has been used by large organizations for B2B integration, but it generally is expensive to implement and deploy, lacks the flexibility to quickly respond to business changes, lacks real-time data exchange capabilities and is not scalable to large numbers of users.

    We believe there is a significant opportunity to provide companies with an e-Business integration solution that rapidly and cost-effectively addresses integration challenges and enables the flow of information within and among enterprises. This system would provide a comprehensive integration platform, or suite, and provide the flexibility and scalability to adjust to dynamic business needs and to enable companies to capitalize on e-Business opportunities.

The SeeBeyond Solution

    We provide a comprehensive solution for e-Business integration, enabling the seamless flow of information across systems, applications and enterprises in real-time on a global basis. Our eBusiness Integration Suite provides companies with a flexible and easily configurable software platform to connect applications and systems not only within an organization, but also among geographically dispersed enterprises, allowing for continuous and reliable information exchange to meet today's fast-paced e-Business demands. In contrast to first generation EAI approaches, our solution allows companies to integrate applications, business systems and resources over a distributed architecture without altering existing application code, as well as to automate, monitor and optimize business processes. We believe that we offer the only comprehensive e-Business integration solution encompassing application-to-application integration, B2B integration and business process management.

    Our application-to-application integration capability provides extensive pre-built application interfaces and facilitates rapid connectivity to packaged applications, legacy applications, Web and object technologies and industry standard relational databases. This capability provides a robust and highly scalable integration platform that can be fully distributed on a global basis, yet efficiently managed and configured from a single location.

    In addition, our B2B integration capability supports various trading partner business models, including direct partner-to-partner integration, trading exchange or marketplace integration, as well as more traditional EDI integration. Trading partner management enables a company to maintain partner profiles that allow for the transformation, routing and transportation of transactions to the appropriate recipients in a format or message structure that is appropriate for that recipient. We also provide support for a wide range of traditional and emerging communications standards including TCP/IP, XML, EDI or EDI over the Internet, and e-Commerce standards such as X12, cXML, RosettaNet and Microsoft Biztalk.

    Our business process management capability enables our customers to model, monitor and manage business process flows of e-Business activities in real-time. This capability allows users to initially define physical business processes with a graphical view into an organization's business environment. Users can then observe the status of each event and process once a process has begun, detecting and correcting abnormal conditions as they occur. Real-time alerts or process exceptions from any business or system event can trigger faxes, pages, e-mails or messages to system management tools. In addition, historical business processes can be archived, allowing users to analyze the impact of process changes and identify key process trends.

    Our solution provides the following business benefits to our customers:

    Enhanced Revenue, Profit and Customer Service.  The open architecture and robust functionality of our solution allows our customers to efficiently implement and adapt their business strategies in response to market dynamics and other factors. Customers can quickly react and easily adapt to operational and system changes as a result of dynamic supplier and customer relationships, e-Business initiatives and mergers and acquisitions. Our flexible integration suite enables our customers to focus on pursuing new business initiatives designed to enhance revenue, profit and customer service.

    Scalable e-Business Integration Suite.  Our modular solution is designed to be expandable not only within a customer's organization, but also throughout its geographically dispersed and technologically diverse network of customers, suppliers and partners. Our eBusiness Integration Suite can grow to manage the transaction levels required for global e-Business with minimal technical or administrative complexity. Our distributed architecture avoids the typical bottlenecks associated with first generation approaches by distributing processing throughout a network and providing a central registry that manages this distributed configuration across the entire network.

    Rapid Time to Market.  Our solution is designed for easy and rapid deployment, enabling our customers to reduce time to market for their products and services and to facilitate the implementation of e-Business strategies. Our eBusiness Integration Suite is designed to allow the efficient incorporation of, and integration with, evolving technologies and standards, minimizing programming effort and enabling real-time integration of applications and systems. Our comprehensive solution was developed as a unified suite, eliminating the need for disparate integration technologies from multiple vendors.

    Lower Operational Costs.  Our solution is designed to enable customers to automate and streamline business processes for increased operating efficiency, resulting in improved cycle times, optimized service level agreements and lower operational costs. Our suite builds upon companies' existing IT investments and minimizes the need for expensive custom programming. As a result, our solution allows for efficient business modification in response to application, system or process changes, substantially reducing the implementation and maintenance costs associated with traditional integration approaches.

    Dependable Performance.  With over 1,400 customers to date, we believe our solution provides the performance, security and reliability necessary to integrate and manage mission-critical business processes. Our e-Business integration solution builds upon more than ten years of dedication to the continuous development of application and systems integration solutions within and among enterprises.

The SeeBeyond Strategy

    Our objective is to provide the leading e-Business integration solution to manage the seamless flow of information within and among enterprises on a global basis. Our strategy for achieving this objective includes the following elements:

    Capitalize on e-Business Growth.  An increasing number of companies are implementing e-Business initiatives that require rapid integration of multiple software, hardware and networking technologies that interoperate and support a large number of users. We intend to capitalize on this growth opportunity through our eBusiness Integration Suite, which supports all major aspects of e-Business integration and process automation. We are developing a number of new technologies that are designed to further enable seamless B2B transactions and incorporate additional support for e-Business applications.

    Maintain Technological Leadership.  We are a leader in application integration within and among enterprises, and we have extended this leadership to the emerging e-Business integration market. The fourth generation of our core product, e*Gate integration software, is a comprehensive and centrally managed solution that addresses the need for a distributed, scalable, global e-Business infrastructure. We will continue to invest in e*Gate software and other products to enhance the functionality of our solution. Our product architecture is open, and we intend to incorporate new technologies and standards for messaging, communications, process management and business application connectivity to provide a complete solution for e-Business integration.

    Enhance Presence in Targeted Vertical Markets.  Our eBusiness Integration Suite is designed to be easily adaptable to multiple vertical markets, and customers have adopted our products across a broad range of industry segments, including financial services/insurance, manufacturing, healthcare, telecommunications/utilities, retail/e-Commerce and services. We intend to continue expanding penetration of vertical markets that we believe represent significant revenue opportunities. We have dedicated sales and marketing resources targeted at specific vertical markets, and we plan to extend this approach to additional industry segments. We also intend to provide additional industry-specific product functionality and partner with systems integrators that have expertise in particular vertical markets.

    Build upon SeeBeyond's Awareness.  We intend to leverage our installed base of customers and to make investments in sales and marketing to increase our visibility and market share. We will focus on increasing our sales to existing customers and new customers, particularly by providing integration solutions for their expansion into e-Business activities. We are also expanding our geographic coverage by increasing our presence internationally, including in Europe, the Middle East, Africa and the Pacific Rim.

    Expand Distribution, Consulting and Implementation Through Strategic Alliances.  We intend to expand and seek additional strategic alliances with leading systems integrators, software vendors and infrastructure vendors to increase our market penetration. We believe that our eBusiness Integration Suite enables our strategic partners to offer readily deployable, repeatable e-Business solutions. Consistent with our strategy to foster strategic alliances, Accenture, CSC and EDS have acquired equity interests in and entered into alliances with us. Our alliance with Accenture provides for qualified customer introductions and the joint development and marketing of repeatable vertical industry market offerings, our alliance with CSC provides for the generation of license revenues for us and the joint development and marketing of repeatable vertical industry market offerings, and our alliance with EDS provides for the generation of license revenue for us. We have also signed reseller agreements with software vendors and infrastructure vendors, and will continue to pursue opportunities to provide our e-Business integration capabilities to additional partners.

Products

    Our eBusiness Integration Suite provides the following key capabilities:

  •
  Enterprise Integration. Integration capabilities are the core of all of our eBusiness Integration Suite offerings. Whether at the application, network or system level, our eBusiness Integration Suite provides a robust, scalable and reliable integration platform. Business applications or systems are connected to a network via pre-built adapters that we call e*Way™ Intelligent Adapters, enabling them to work together. As opposed to solutions based upon "hub and spoke" architectures, SeeBeyond's eBusiness Integration Suite's distributed architecture delivers scalability through its ability to deploy run-time components anywhere on the network, thus making maximum use of enterprise computing capacity. Reliability is a result of the architecture's flexible deployment options for load balancing, its ability to change business processes dynamically without stopping the system, its ability to recover from hardware failures without risk of data loss or duplication and its support of transactional integrity. Additionally, pattern matching and cross-indexing capabilities allow customers and trading partners to be identified uniquely and automatically from various data-stores within and among enterprises.
  •
  Business Process Management. Using graphical business modeling tools, imbedded in our e*Insight™ Business Manager software, a core component of our eBusiness Integration Suite, business users can quickly define physical business processes and easily modify those processes in response to dynamic changes. The technical details of each business process are exposed in a hierarchy of graphical views that span all levels of integration down to the most detailed data manipulation and networking aspects. Graphical monitoring of business processes allows business users to observe the status of individual events and processes, to detect and correct abnormal conditions in real- time, and to audit and analyze process history for further optimization. Real-time alerts or process exceptions can trigger faxes, pages, e-mails or messages to system management tools based on any business or system event.
  •
  B2B Interoperability. e*Xchange™ Partner Manager software supports a wide range of secure inter- and intra-business processes. e*Xchange software can incorporate information and events external to the enterprise, including XML based exchanges over the Internet, either directly or through trading exchanges, traditional EDI over value added networks or new Internet-based EDI protocols, as well as other methods of communication, such as faxes, e-mail and messages over dedicated and dial-up connections. Business processes may also include transactions via electronic funds transfer networks such as S.W.I.F.T., direct bank deposits, and credit, securities, and other financial transactions. e*Xchange software also provides trading partner management to simplify the setup and configuration of partner and customer profiles.

    The SeeBeyond eBusiness Integration Suite encompasses a combination of specialized product offerings that meet specific integration needs. Our specialized product offerings are as follows:

  •
  e*Gate Integrator is a robust e-Business integration platform, delivering performance and extensibility required for globally integrating information across disparate applications and systems within and among enterprises. e*Gate software provides a fourth-generation, component-based integration architecture that is network-optimized to provide significant extensibility, scalability and high availability. The e*Gate software's distributed architecture eliminates processing bottlenecks and the single point of failure found in hub-and-spoke and point-to-point solutions. In addition, the software delivers security to validate and protect application data throughout both public and private networks.
  •
  e*Way Intelligent Adapters provide specialized application connectivity and support for robust data processing. The e*Gate integrator's open architecture combined with e*Ways enable seamless interoperability with a wide variety of packaged applications, message standards, operating systems, databases, networks and communication protocols. We currently offer over 500 e*Way intelligent adapters, including adapters for direct database access, Web server access, packaged applications (such as SAP, PeopleSoft, Siebel Systems, Clarify, Vantive, Oracle and BroadVision), communication protocols and legacy applications and data stores. A generic e*Way extension kit is available for rapid development of custom e*Way adapters.
  •
  Intelligent Bridge™ software are out-of-the-box solutions that bundle all the components, including e*Way adapters, business logic and application extensions, necessary to automate specific business processes among popular applications. Intelligent Bridge software provides customers with a fast and predictable time-to-market advantage. Examples of Intelligent Bridge software include the PeopleSoft-to-SAP Intelligent Bridge and the Broadvision-to-Siebel Intelligent Bridge.

  •
  e*Xchange Partner Manager is a secure system for managing trading partner relationships and facilitating the exchange of business information outside a corporate firewall via both traditional EDI and state-of-the-art XML technology. e*Xchange software includes pre-defined logic for handling e-Business protocols like X12, cXML, EDI and RosettaNet, and robust message tracking for auditing and reporting. Seamless integration with e*Gate software enables the use of these transactions or messages by other enterprise applications and systems.
  •
  e*Insight Business Manager is a business process management application that facilitates the automation of intra-business and inter-business process flows of e-Business activities. The functions of e*Insight software include business process model design, real-time monitoring, process control and execution and the ability to analyze historical performance with the goal of optimizing e-Business initiatives. Additionally, the process model within e*Insight software acts not only as a visual representation of business processes, but also to generate all the components of the underlying integration solution within e*Gate software.
  •
  e*Index Global Identifier software is an intelligent system that uniquely identifies persons, organizations or other entities and cross-indexes them so they can be identified by all systems that communicate with our eBusiness Integration Suite. e*Index software allows companies to access their customers, partners and other entities from a single view and to automatically resolve exact or near duplicate entries.

    We are continually enhancing our eBusiness Integration Suite. In particular, we are focused on enhancing the functionality of our eBusiness Integration Suite with additional trading partner and business process management capabilities, extended B2B functionality and broader platform support. In addition, we are further developing reporting and analysis capabilities that will leverage data stored in the business process warehouse within our eBusiness Integration Suite and facilitate process optimization activities. We will continue to develop new e*Way adapters for packaged applications, Web technologies and data formats to provide even greater application and system connectivity as well as develop new Intelligent Bridge software.

Professional Services

    Our customers typically purchase consulting services from us to support their implementation activities. We offer professional services with the initial deployment of our product, as well as on an ongoing basis to address the continuing needs of our customers. Our consulting services range from architectural planning to complete development and deployment of our products. In each case, our services are tailored to meet our customers' needs. Our professional services organization also provides comprehensive education at our state-of-the-art training facility, as well as on-site courses for both customers and partners. As of December 31, 2000, our professional services organization consisted of 188 experienced professionals. Many of our professional services employees have advanced degrees or substantial industry experience in systems architecture and design. We expect that the number of service professionals and the scope of the services that we offer will increase as we continue to address the expanding enterprise infrastructure needs of large organizations.

Customers

    We have directly or indirectly licensed our products to over 1,400 customers globally. The following is a representative list of our customers by industry:

FINANCIAL
SERVICES/INSURANCE
ABN Amro Bank
Allstate
AXA Financial
Banque Nationale de Paris
Continental Casualty Company
CNA Insurance
Credit Agricole Luxembourg
Fidelity Investments
HypoVereinsbank
ING Barings
JP Morgan Chase
Lloyds Financial Systems
Nationwide Insurance
NGH Luxembourg
Northern Trust
Ord Minett
Thomas Weisel Partners
UBS A.G.
Visa
Westpac Banking Corp.
WestLB
Winterthur
 GOVERNMENT
County of San Diego
Canada Post
DSS Accord
New South Wales
U.S. Department of Defense
U.S. Veterans Administration
 HEALTHCARE
Blue Shield of California
Caregroup
Caritas Christi Hospital
Cedars-Sinai Hospital
Denticare of California
Diagnostics
Dominion Dental Care

HEALTHCARE (cont.)
Duke University Health System
Empire Blue Cross Blue Shield
Fairview Health System
Kaleida Health
McLaren Health Corp.
Medicalogic
Mid-Michigan Medical Center
New York and Presbyterian
  Hospital
Northwest Med Info/Whatcom
Skagit
Oral Health
PacifiCare Dental & Vision
Promina Health System
Renal Care Group
Wentworth Area Health Service
United Health Group
University of Pennsylvania
  Healthsystem
 MANUFACTURING
Agilent
Amdahl Corporation
Amgen
Australian Co-operative
Bausch & Lomb
Dupont
Fluor Corporation
Foods Limited
Fujitsu
Goodrich Corporation
Hewlett-Packard Company
Maersk/AP Moller
Nike Inc.
O.C. Tanner
Pfizer
Raytheon
United Technologies
Warner Lambert

RETAIL/
E-COMMERCE/SERVICES
Ames Dept Stores
Accenture
Barnes & Noble.com
Boots
Enterprise Rent-a-car
Hallmark
IAMA
MedicaLogic
Land's End
Onyx Software
PeopleSoft
PETsMART, Inc.
 TELECOMMUNICATIONS/
UTILITIES
BHP
Chevron
Ercot
Ericsson
Florida Power & Light
Fluor Corporation
Global Crossing
National Power
Portland General Electric
Racal Telecom
Sprint
Scottish and Southern Energy plc.
Schlumberger
Tesion GmbH
Telstra
Transco
Texas Utilities
Versatel

    In 2000 and 1999, no single customer accounted for more than 10% of our revenues. Revenues from the sale of our products and services outside the United States accounted for $29.5 million, or 26% of our total revenue in 2000, $14.9 million, or 27% of our total revenues in 1999 and $7.6 million, or 20% of our total revenues in 1998. Revenues from the sale of our products and services in the United Kingdom as a percent of total revenues were 11.9% in 2000, 9.7% in 1999 and 9.9% in 1998, while revenues from the sale of our products and services in Germany as a percent of total revenues were 3.2% in 2000, 10.6% in 1999 and 5.6% in 1998. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. Long-lived assets located outside the United States, principally in Europe, were $2.8 million at December 31, 2000, $1.4 million at December 31, 1999 and $933,000 at December 31, 1998.

Sales and Marketing

    We license our products and sell our services primarily through our direct sales organization, complemented by the selling and support efforts of our systems integrators and through our relationships with independent software vendors. As of December 31, 2000, our sales and marketing organization consisted of 301 professionals. In the United States, we have sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas and Washington DC. In Europe, we have sales offices in Belgium, France, Germany, Italy, the Netherlands, Spain, and the United Kingdom. In the Asia Pacific region we have sales offices in Australia, Japan, New Zealand and Singapore. Our direct sales force works closely with our professional services organization, which provides pre-sales support to potential customers on product information and deployment capabilities. We plan to expand the size of our direct sales organization and are hiring sales personnel with expertise in vertical markets such as financial services, manufacturing, retail, telecommunications and utilities. We also may establish additional sales offices domestically and internationally.

    Our sales process requires that we work closely with targeted customers to identify short-term technical needs and long-term goals. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address these needs. The length of our sales cycle generally depends on the customer's industry and the size of the project.

    Through our global software partner program, we license our technology to leading independent software vendors so that they can embed our eBusiness Integration Suite technology into their product on a limited basis for seamless integration with specific applications. These relationships enable these companies to resell our products to their customers worldwide and provide our sales force further opportunities to sell our products to these same customers. We have OEM and reseller agreements with a number of software vendors.

    We focus our marketing efforts on creating awareness of our products and their applications, identifying and educating potential customers and generating new sales opportunities. In the past twelve months, we significantly increased our investment in promoting our brand and products. We will continue to invest to increase awareness of our eBusiness Integration Suite as a comprehensive solution for e-Business application integration. Our marketing activities include advertising, direct mail, seminars, tradeshows and industry conferences. We also have a public relations program focused on the trade and business press as well as industry analysts.

    Our marketing organization works closely with our systems integrator partners and independent software vendors to jointly develop targeted marketing programs to leverage the solutions offered by our partners. We have trained more than 1,000 services professionals from our systems integrator partners who are now certified by us to implement our solutions. We plan to establish additional programs to educate systems integrators and independent software vendors on the benefits of our eBusiness Integration Suite.

Strategic Alliances with Leading Systems Integrators

    To promote additional market penetration of our products, we have established strategic relationships with three of the largest independent systems integrators, Accenture (formerly Andersen Consulting), Computer Sciences Corporation ("CSC") and Electronic Data Systems Corporation ("EDS"). Our relationships with these systems integrators position us as a preferred e-Business integration technology. We believe these relationships will enable us to increase market awareness of our products and increase sales. As we work with these firms, we intend to better utilize our professional services organization and more effectively implement our products with our customers. We have incentivized each of these integrators by issuing warrants to purchase shares of our common stock, with the vesting of such warrants conditioned upon achievement of agreed upon milestones relating to the generation of qualified customer introductions or revenues for us. In addition, Accenture purchased a total of $1.0 million of our stock in September 1998 and March 1999, and EDS purchased 1.2 million shares of our common stock concurrently with our initial public offering. In addition to these strategic relationships, we have relationships with other systems integrators including Arthur Andersen, Booz-Allen & Hamilton, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG and PricewaterhouseCoopers.

Product Development

    Our core software product was commercially introduced in 1991, and in November 1999, we released the 4.X version of e*Gate software. We are continually enhancing our eBusiness Integration Suite. In particular, we are focusing on enhancing the functionality of e*Gate software by extending B2B functionality, business process management capabilities and broader platform support. We will continue to develop new e*Way adapters for emerging packaged applications, Web technologies and data formats to provide even greater application and system connectivity. As of December 31, 2000, our product development organization included 148 employees and consisted of the following departments:

    Product Management.  This group is the primary interface between the product development team and the rest of our organization. Product management collects input from marketing, sales, services, support, pilot programs, partners and users to define product requirements. Product management defines product strategies and works with technical staff to assess implementation effort.

    Architecture and Research.  This group is tasked with innovating new technology in our core areas of expertise, including distributed architecture, security, scalability and performance. This group also performs advance prototyping and technical specification of new products.

    Development.  Our development team is responsible for building specified products. This team receives functional input from our product management group and technical input from our architecture and research group. Our development team works very closely with our documentation group to ensure that all releases are accurately described in user manuals and help systems. The development team releases its work to the quality assurance team, which verifies stability against defined acceptance criteria.

Customer Service and Support

    We provide support for all of our products on a global basis 24 hours a day, seven days a week. Our support centers are located in California and the United Kingdom. Each of these support centers tracks support incidents on one global system, providing a consistent level of service everywhere. Customers have the option to log, track and update service and support inquiries electronically, via the Web, telephone, or a combination of both. Our customer service group handles incoming calls, shipping requests, call logging, maintaining customer information and responding to basic product questions. Our technical support engineering group is responsible for all technical cases until the issue is resolved and is responsible for meeting targeted response times and providing regular updates. Our technical support-engineering group interfaces with our research and development group for product maintenance and bug fixing. As of December 31, 2000, our support organization included 26 employees.

Competition

    The market for our products is intensely competitive, evolving and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and increase operating losses. Our current competitors include:

    EAI vendors.  We face competition from vendors offering EAI software products. These vendors include CrossWorlds Software, Mercator Software, New Era of Networks (which is in the process of being acquired by Sybase Inc.), Tibco Software Inc., Vitria Technology Inc. and webMethods Inc. A number of other companies are offering products that address different aspects of our solution, including BEA Systems, IBM, and Microsoft. In the future, some of these companies may expand their products to enhance their functionality to provide a solution more similar to ours.

    B2B integration vendors.  We face competition from vendors offering EDI software solutions. These vendors include Sterling Commerce, a subsidiary of SBC Communications and Harbinger, a subsidiary of Peregrine Systems. These solutions may be entrenched in particular functions of a potential customer's organization for its data exchange with third parties. We also face competition from a number of software vendors focused on aspects of B2B integration.

    Other software vendors.  We may in the future also encounter competition from major enterprise software developers including Oracle, PeopleSoft, Sybase and SAP. These companies have significantly greater resources than we have.

    Internal IT departments.  "In house" information technology departments of potential customers have developed or may develop systems that provide for some of the functionality of our eBusiness Integration Suite. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace.

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

    We believe that the principal competitive factors affecting the market for our products and services include product functionality and features, product price and performance, ease of implementation, market awareness, quality of professional services offerings, acceptance of product or vendor by leading system integrators, quality of customer support services, quality of training and documentation and vendor and product reputation. Although we believe that our solutions generally compete favorably with respect to these factors, our market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

Intellectual Property and Proprietary Rights

    Our success is dependent upon the technological and creative skills of our personnel in developing and enhancing our software products, as well as our ability to protect the related proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws to accomplish these goals. We do not currently hold any issued or registered patents. We have filed one provisional patent application that is pending and four regular patent applications in the United States and may file additional patent applications in the future. We cannot assure you that a patent will be issued from any patent application we submit. Moreover, we cannot assure you that we will develop proprietary products or technologies that are patentable, that any patent issued to us will provide us with any competitive advantages, or that the patents of others will not seriously harm our ability to do business.

    We license our products pursuant to license agreements that prohibit reverse engineering or decompilation of our software, impose restrictions on the licensee's ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. In addition, we take measures to avoid disclosure of our trade secrets, including but not limited to requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us which define the unauthorized uses and disclosures of our trade secrets and other proprietary materials and information. Additionally, we restrict access to our source code.

    We assert copyright in software, documentation and other works of authorship and periodically file for and are granted copyright from the U.S. Copyright Office in and to qualifying works of authorship. We assert trademark rights in and to our name, product names, logos and other markings that are designed to permit consumers to identify our goods and services. We routinely file for and have been granted trademark protection from the U.S. Patent and Trademark Office for qualifying marks.

    Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights.

    Although we do not believe our products infringe the proprietary rights of third parties and are not aware of any currently pending claims that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, it is possible that third parties will claim that we have infringed their current or future products. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business. In the event an infringement claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business would be harmed.

Employees

    As of December 31, 2000, we had a total of 773 employees, including 148 in research and development, 301 in sales and marketing, 26 in customer support, 188 in professional services and training, and 110 in operations, administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers

    The following table sets forth information with respect to our executive officers:

Name	Age	Position
James T. Demetriades	38	Chairman of the Board, President and Chief Executive Officer
Paul J. Hoffman	50	President, Americas
Kathleen M. Mitchell	49	Senior Vice President, Marketing and Business Development
Barry J. Plaga	39	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Alex Demetriades	33	Senior Vice President, Products
Rangaswamy Srihari	44	Vice President, Engineering and Chief Technical Officer
David Bennett	42	Vice President and General Manager EMEA
Scott West	46	Vice President, Southeast Asia

    James T. Demetriades has served as our Chairman of the Board, President and Chief Executive Officer since he founded SeeBeyond in 1989. Prior to founding SeeBeyond, Mr. Demetriades was employed by Information Concepts, Inc. where he managed development of software for use in the insurance industry. Mr. Demetriades then worked for a division of American Medical International designing and building custom interfaces between software systems. Mr. Demetriades is a founding member of the ANSI standards group HL7 and a Cal Tech Fellow. Mr. Demetriades holds a B.S. degree in computer science and economics from Loyola Marymount University, Los Angeles.

    Paul J. Hoffman has served as our President, Americas since April 1999. From September 1996 to April 1999, Mr. Hoffman served as Vice President, Worldwide Sales for Documentum, a document management software company. From September 1994 to September 1996, Mr. Hoffman served as Vice President, Worldwide Operations for Oracle Corporation. Mr. Hoffman holds a B.S. degree in finance from Fairfield University.

    Kathleen M. Mitchell has served as our Senior Vice President, Marketing and Business Development since April 1999. From June 1997 to December 1998, Ms. Mitchell was President and Chief Executive Officer of Live Picture, Inc., an Internet imaging company which filed for bankruptcy protection in 1999. From January 1995 to January 1997, Ms. Mitchell was employed with Ceridian Corporation, an information services company, as President of the Employer Services division. Ms. Mitchell holds a B.A. degree in economics from Newton College (later merged with Boston College).

    Barry J. Plaga has served as our Senior Vice President, Finance and Chief Financial Officer since November 1999. From June 1999 to November 1999, Mr. Plaga served as Executive Vice President and Chief Financial Officer for Activision, Inc., a publisher and developer of interactive software and video games. From June 1997 to June 1999, Mr. Plaga served as Senior Vice President and Chief Financial Officer for Activision. From January 1992 to June 1997, Mr. Plaga served as Senior Vice President, Finance and Chief Administrative Officer of Activision. Mr. Plaga received his B.S. in accounting and his master of accounting degree from the University of Southern California.

    Alex Demetriades has served as our Senior Vice President, Products since January 2001 and as Vice President of Products since January 2000. From January 1985 to January 2000, Mr. Demetriades was employed in various other positions at SeeBeyond most recently as Director of Product Management,

Architecture and Research. Mr. Demetriades holds B.S. degrees in cognitive science and biophysics, and a B.A. degree in psychology, each from the University of California at San Diego.

    Rangaswamy Srihari has served as our Vice President, Engineering and Chief Technology Officer since April 1998. Mr. Srihari served as our Vice President, Technology and Services from July 1997 to March 1998, and as our Vice President, Commercial Markets from January 1997 to June 1997. From November 1994 to December 1996, Mr. Srihari was employed with Delphi Info Systems as Vice President, Development and Chief Technical Officer. Mr. Srihari holds a B.S. degree in chemical engineering from the University of Madras (India), and an M.S. in electrical engineering from the Illinois Institute of Technology.

    David Bennett has served as our Vice President and General Manager of Europe, Middle East and Africa since March 2000. Prior to joining SeeBeyond, Mr. Bennett spent six years with Documentum Inc. At Documentum, he held a number of both European and worldwide sales management positions serving most recently as vice president and general manager of EMEA. Mr. Bennett holds an honours degree in business studies and a diploma of the Institute of Marketing having attended Cheltenham College and the University of Southwest, Bristol.

    Scott West has served as our Vice President of Southeast Asia since June 2000. Mr. West has been responsible for successfully growing SeeBeyond's international presence both in Europe and the Pacific Rim. Mr. West has been responsible for opening the majority of all SeeBeyond International offices since 1994. In addition to international expansion, Mr. West has been responsible for global sales, infrastructure, support and business application development. A certified medical technologist and former U.S. Navy Medical Corpsman, Mr. West trained at the U.S. Navy's Clinical Laboratory Technology and Hospital Corps School. Mr. West has also attended Southern Oregon University majoring in computer science and the Western Washington University, majoring in chemistry. Mr. West graduated from the Stanford/AEA Executive program in 1998.

Item 2: Properties

    Our principal executive and corporate offices are located in Monrovia, California, where we lease a total of approximately 137,000 square feet under leases that expire from 2003 to 2005. We lease approximately 17,000 square feet in Redwood Shores, California for our sales and marketing offices under a lease that expires in September 2004. We also have sales and marketing offices in Dallas, Chicago, Reston, Virginia, New York, Australia, Belgium, France, Germany, Italy, Japan, New Zealand, Singapore, Spain, and the United Kingdom under leases that cover from 200 to 9,600 square feet and that expire from December 2001 to January 2009. We believe that these facilities are adequate for our current operations and that additional space can be obtained on commercially reasonable terms if needed.

Item 3: Legal Proceedings

    We are a party to routine claims and suits brought against us in the ordinary course of business. In the opinion of management, such routine claims should not have any material adverse effect upon the results of operations, cash flows or our financial position.

Item 4: Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5: Market for the Company's Common Stock and Related Shareholders Matters

    Our common stock is traded on the Nasdaq National Market under the symbol "SBYN". Public trading of our common stock commenced on April 28, 2000 under the stock symbol "STCS". The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market:

Quarter Ended:	High	Low
June 30, 2000	$34.88	$15.31
September 30, 2000	34.50	18.75
December 31, 2000	23.19	7.00

    We had 753 shareholders of record as of December 31, 2000.

    We have never declared or paid any cash dividends on our common stock. The Company currently intends to invest cash generated from operations, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

Item 6: Selected Consolidated Financial Data

    The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The Consolidated Statements of Operations Data for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The Consolidated Financial Statements of Operations Data for the years ended December 31, 1997 and 1996, and the balance sheet data as of December 31, 1998, 1997 and 1996, are derived from the audited Consolidated Financial Statements not included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$65,403	$24,051	$18,142	$10,911	$7,575
Services	33,144	20,268	10,853	10,149	6,397
Maintenance	16,205	9,055	5,142	2,919	1,506
Other	—	1,797	3,324	2,720	2,237

Total revenues	114,752	55,171	37,461	26,699	17,715

Cost of revenues:
License	569	690	959	229	5
Services	29,084	20,904	11,269	6,727	5,578
Maintenance	3,275	2,368	587	366	339
Other	—	1,219	1,907	2,200	1,910

Total cost of revenues	32,928	25,181	14,722	9,522	7,832

Gross profit	81,824	29,990	22,739	17,177	9,883

Operating expenses:
Research and development	19,175	11,990	8,496	4,242	3,786
Sales and marketing	76,689	28,652	16,273	6,849	6,311
General and administrative	17,231	12,176	9,229	5,307	2,958
Amortization of alliance warrants	6,798	814	—	—	—
Amortization of stock-based compensation	3,878	1,708	—	—	—

Total operating expenses	123,771	55,340	33,998	16,398	13,055

Income (loss) from operations	(41,947)	(25,350)	(11,259)	779	(3,172)
Interest and other income (expense), net	(23)	(515)	16	(263)	(151)

Income (loss) before provision for taxes	(41,970)	(25,865)	(11,243)	516	(3,323)
Provision for income taxes	—	—	—	10	(297)

Net income (loss)	$(41,970)	$(25,865)	$(11,243)	$506	$(3,026)
Accretion on preferred stock	769	2,410	686	—	—

Net income (loss) available to common shareholders	$(42,739)	$(28,275)	$(11,929)	$506	$(3,026)

Basic and diluted net income (loss) per share	$(0.69)	$(0.62)	$(0.27)	$0.01	$(0.08)
Number of shares used in computing basic and diluted net income (loss) per share	61,909	45,954	43,748	42,801	40,047

	As of December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,428	$1,572	$3,255	$750	$3,587
Working capital (deficit)	24,133	(1,917)	(1,196)	1,797	3,313
Total assets	84,958	29,852	22,857	15,519	13,701
Deferred revenue	19,657	10,354	6,122	4,415	2,731
Long-term liabilities	400	10,000	367	802	812
Redeemable convertible preferred stock	—	24,681	11,445	—	—
Total shareholders' equity (deficit)	36,039	(28,421)	(7,335)	4,458	5,073

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    You should read the following discussion in conjunction with the consolidated financial statements and related notes of SeeBeyond Technology Corporation appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding anticipated costs and expenses, mix of revenues and plans for introducing new products and services. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, under "Risk Factors" and elsewhere in this Form 10-K.

Overview

    We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. As a result of these efforts, license sales to non-healthcare customers accounted for approximately 89% of our license sales in 2000 compared to 68% of our license sales in 1999 and 35% of our license sales in 1998. In November 1999, we launched the fourth generation of our primary product with the introduction of e*Gate 4.0 software and changed the name of this product from DataGate software to e*Gate software. In anticipation of this release, we accelerated the growth of our product development, services and sales and marketing organizations. We incurred significant losses in 1999 and 2000, and as of December 31, 2000, we had an accumulated deficit of $85.1 million. In October 2000, we changed our name to SeeBeyond Technology Corporation.

    We derive revenues primarily from three sources: licenses, services and maintenance. We market our products and services on a global basis through our direct sales force, and augment our marketing efforts through relationships with systems integrators, and in other instances, through value-added resellers and technology vendors. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications the customer is integrating or connecting with our products. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. Payments for licenses, services and maintenance received in advance of revenue recognition are recorded as deferred revenue.

    We currently have sales offices in eleven countries outside of the United States. Revenues derived from international sales have grown to 26% in 2000 from 20% of total revenues in 1998. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

    In the past, we offered our healthcare customers our expertise in configuring hardware and software systems in conjunction with their purchase of our products. In these instances, we would sell third-party hardware and software to our customers in addition to our products. Other revenues consist of these sales of third-party hardware and software. We discontinued offering this service to our customers during the fourth quarter of 1999.

    For 1997 and prior years, we recognized revenues in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, 91-1 "Software Revenue Recognition." Commencing in 1998, we began recognizing revenues in accordance with American Institute of Certified Public Accountants SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. To date, our adoption of these new standards has not had any material effect on our revenue recognition.

    Cost of revenues consists of cost of license revenues, cost of services revenues, cost of maintenance revenues and cost of other revenues. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. Cost of other revenues consists of the cost of third-party hardware and software sales. In 2000, our gross margin was 99.1% on our license revenues, 12.3% on our services revenues and 79.8% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues compared to our services revenues. As a result, our overall gross margin depends significantly on our revenues mix.

    Our operating expenses are classified as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Also included in our operating expenses are the amortization of alliance warrants and the amortization of stock compensation.

    In order to increase both our company's and our products' market presence, we entered into strategic alliances with Computer Sciences Corporation ("CSC") in March 2000, Electronic Data Systems Corporation ("EDS") in January 2000 and Accenture, formerly Andersen Consulting, in November 1999. We granted each of these strategic partners a warrant to purchase up to 1,200,000 shares of our common stock which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate software market offerings in the case of Accenture and CSC and the generation of SeeBeyond license revenues by selling our products to third parties in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Accenture, $6.67 for EDS and $14.00 for CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option-pricing model, we valued the warrants granted to Accenture in 1999 at $3.3 million and the warrants granted to EDS and CSC at $10.1 million. These amounts are included in common stock and are being amortized by charges to operations over the vesting periods of the warrants. We recognized amortization of $6.8 million and $814,000 for 2000 and 1999, respectively, and we will recognize additional amortization of $5.1 million in 2001 and $0.7 million in 2002. The amortization of the alliance warrants is classified as a separate component of operating expenses in our consolidated statement of operations.

    In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through December 31, 2000, of which approximately $2.9 million remains to be amortized. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of $3.9 million and $1.7 million in 2000 and 1999, respectively. The amortization of the remaining deferred stock compensation at December 31, 2000 will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

Results of Operations

    The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2000	1999	1998
Revenues:
License	57%	44%	48%
Services	29	37	29
Maintenance	14	16	14
Other	—	3	9

Total revenues	100	100	100

Cost of revenues:
License	1	1	2
Services	25	38	30
Maintenance	3	4	2
Other	—	2	5

Gross profit	71	55	61

Operating expenses:
Research and development	17	22	23
Sales and marketing	67	52	43
General and administrative	15	22	25
Amortization of alliance warrants	6	2	—
Amortization of stock based compensation	3	3	—

Total operating expenses	108	101	91

Loss from operations	(37)	(46)	(30)
Interest and other income (expense), net	—	(1)	—

Loss before tax provision	(37)	(47)	(30)

Provision for income taxes	—	—	—

Net loss	(37)%	(47)%	(30)%

Comparison of Years Ended December 31, 2000, 1999 and 1998

  Revenues

    Total revenues were $114.8 million for 2000, $55.2 million for 1999 and $37.5 million for 1998, representing increases of $59.6 million, or 108% from 1999 to 2000 and $17.7 million, or 47%, from 1998 to 1999. We had no customer that accounted for more than 10% of our total revenues in 2000, 1999 or 1998.

    License Revenues.  License revenues were $65.4 million for 2000, $24.1 million for 1999, and $18.1 million for 1998 representing increases of $41.3 million, or 171% from 1999 to 2000, and increases of $6.0 million, or 33%, from 1998 to 1999. License revenues as a percentage of total revenues were 57% in 2000, 44% for 1999 and 48% for 1998. The increase in license revenues from 1998 to 1999 was due to the continued licensed sales of e*Gate 3.6 software during 1999 and the introduction of e*Gate 4.0 software in November 1999. The increase in license revenues from 1999 to 2000 was due to continued licensed sales of e*Gate 4.0 software , the introduction of our B2B and Business Process Management product offering and the increasing acceptance of our products in key vertical markets and the expansion of our relationships with leading systems integrators.

    Services Revenues.  Services revenues were $33.1 million for 2000, $20.3 million for 1999, and $10.9 million for 1998, representing increases of $12.8 million or 63%, from 1999 to 2000 and $9.4 million, or 86%, from 1998 to 1999. Services revenues as a percentage of total revenues were 29% in 2000, 37% in 1999, and 29% in 1998. The increases in the absolute dollar amount of services revenues from 1998 to 1999 and 1999 to 2000 were primarily due to increases in our professional services staff and the growth of consulting revenues associated with increased license revenues from 1998 to 1999 and from 1999 to 2000.

    Maintenance Revenues.  Maintenance revenues were $16.2 million for 2000, $9.1 million for 1999 and $5.1 million for 1998, representing increases of $7.1 million, or 78% from 1999 to 2000, $4.0 million, or 78% from 1998 to 1999. Maintenance revenues as a percentage of total revenues were 14% in 2000, 16% in 1999 and 14% in 1998. The increases in the absolute dollar amount of maintenance revenues from 1999 to 2000 and 1998 to 1999 were primarily due to increased licenses sales of our products, and, to a lesser extent, to renewals of prior period maintenance contracts.

    Other Revenues.  Other revenues were $0 for 2000, $1.8 million for 1999 and $3.3 million for 1998 representing a decrease of $1.8 million, or 100%, from 1999 to 2000, and a decrease of $1.5 million, or 45%, from 1998 to 1999. Other revenues as a percentage of total revenues were 0% in 2000, 3% in 1999 and 9% in 1998. The decrease in other revenues from 1998 to 1999 was due to a decrease in our customer mix of the type of customer that required us to provide third party hardware with our software. In the fourth quarter of 1999, we discontinued providing this service.

  Cost of Revenues

    Cost of revenues were $32.9 million for 2000, $25.2 million for 1999 and $14.7 million for 1998. Gross margin was 71% in 2000, 55% in 1999 and 61% in 1998. The increase in gross margin from 1999 to 2000 was due to primarily to an increase in license revenues and a decrease in services revenue as a percentage of total revenues. The decrease in gross margin from 1998 to 1999 was due to the continued use of our services organization in the selling cycle combined with an increase in services revenues as a percentage of total revenues.

    Cost of License Revenues.  Cost of license revenues were $569,000 for 2000, $690,000 for 1999 and $959,000 for 1998. Cost of license revenues as a percentage of total revenues were 1% in 2000, 1% in 1999 and 2% in 1998. The decrease in cost of license revenues from 1998 to 1999 and from 1999 to 2000 were primarily due to the change in the sales mix of products which contain third-party software which is embedded or bundled with our software product offerings.

    Cost of Services Revenues.  Cost of services revenues were $29.1 million for 2000, $20.9 million for 1999 and $11.3 million for 1998, These increases in cost of services revenues were primarily due to increases in professional services staff and the related increases in revenues. Cost of services revenues as a percentage of total revenues were 25% in 2000, 38% in 1999 and 30% in 1998. The decrease in cost of services revenues as a percentage of total revenues from 1999 to 2000 was primarily due to the decrease in services revenue in the overall mix of total revenues. The increase in cost of services revenues as a percentage of total revenues from 1998 to 1999 was primarily due to an increase in services personnel assisting our sales organization in the sales cycle by performing non-billable services to potential customers in the form of proof of concepts and software pilots.

    Cost of Maintenance Revenues.  Cost of maintenance revenues were $3.3 million in 2000, $2.4 million for 1999 and $587,000 for 1998. The increase in the absolute dollar amount in the cost of maintenance revenues from 1998 to 1999 was primarily due to the increases in maintenance revenue. Cost of maintenance revenues as a percentage of total revenues was 3% in 2000, 4% in 1999 and 2% in 1998. The decrease in cost of maintenance revenue as a percentage of total revenues from 1999 to 2000 was due to the decrease of maintenance revenues in the overall mix of total revenues.

    Cost of Other Revenues.  Cost of other revenues were $0 for 2000, $1.2 million for 1999 and $1.9 million for 1998. Cost of other revenues as a percentage of total revenues were 0% in 2000, 2% in 1999 and 5% in 1998. The decrease from 1999 to 2000 was due to the Company discontinuing this service in the fourth quarter of 1999. The decrease from 1998 to 1999 was primarily due to the decrease in other revenues.

  Operating Expenses

    Research and Development Expenses.  Research and development expenses were $19.2 million for 2000, $12.0 million for 1999 and $8.5 million for 1998. Research and development expenses as a percentage of total revenues were 17% in 2000, 22% in 1999 and 23% in 1998. The increases in research and development expenses from 1998 to 1999 and 1999 to 2000 were primarily due to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development of current and future versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars in the foreseeable future as we continue to expand our product suites, upgrade the performance of existing products and add research and development staff.

    Sales and Marketing Expenses.  Sales and marketing expenses were $76.7 million for 2000, $28.7 million for 1999 and $16.3 million for 1998. Sales and marketing expenses as a percentage of total revenues were 67% in 2000, 52% in 1999 and 43% in 1998. The increases in sales and marketing expenses from 1998 to 1999 and 1999 to 2000 were due to the expansion of our domestic and international direct sales forces and the increase in marketing staff, promotional and public relations activities and product and corporate communications. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we expand our domestic and international sales forces, expand our marketing staff, develop product marketing and awareness campaigns for both the company and our products and increase promotional activities.

    General and Administrative Expenses.  General and administrative expenses were $17.2 million for 2000, $12.2 million for 1999 and $9.2 million for 1998. General and administrative expenses as a percentage of total revenues were 15% in 2000, 22% in 1999 and 25% in 1998. The increases in the absolute dollar amounts from 1998 to 1999 and from 1999 to 2000 were primarily due to hiring additional executive, finance, information technology and administrative personnel to support the growth of our business and worldwide infrastructure. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we continue to expand our global operations.

    Amortization of Stock-Based Compensation.  In connection with stock option grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million, of which $3.9 million and $1.7 million was expensed as amortization of stock compensation in 2000 and 1999, respectively. In connection with the grant of common stock warrants to certain strategic alliance partners during 2000 and 1999, we recorded deferred compensation related to the warrants of $10.1 million and $3.3 million in 2000 and 1999, respectively, of which approximately $6.8 million and $814,000 was expensed as amortization of alliance warrants in 2000 and 1999, respectively.

  Interest and Other Income (Expense), Net

    Interest and other income (expense), net primarily consists of interest income (expense). Interest and other income (expense), net, was approximately $(23,000) in 2000, $(515,000) in 1999 and $16,000 in 1998. The decrease in interest expense, net from 1999 to 2000 was primarily due to an increase in interest income due to larger cash balances as a result of the Company's initial public offering in April, 2000. The increase in interest and other expense, net from 1998 to 1999 was primarily due to higher balances on a line of credit and a long-term note payable during 1999, resulting in increased interest expense in 1999.

  Income Taxes

    No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods, except 1997. As of December 31, 2000, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $54.5 million that expire in various amounts beginning in 2018. We also had net operating loss carryforwards for state income tax reporting purposes of approximately $26.4 million that expire in various amounts beginning in 2003. The U.S. tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $36.3 million as of December 31, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    As of December 31, 2000, the Company had cash and cash equivalents of $29.4 million, an increase of $27.8 million from $1.6 million of cash and cash equivalents held as of December 31, 1999.

    Net cash used in operating activities was $23.1 million during the twelve months ended December 31, 2000, as compared with $21.9 million in the same period in the previous year. This increase in cash used in operating activities reflects an increase in net loss and increases in accounts receivable and prepaid expenses and other current assets, offset by increases in accounts payable, other accrued expenses and deferred revenue.

    Net cash used in investing activities was $7.2 million during the twelve months ended December 31, 2000, as compared with $4.4 million in the same period in the previous year. The increase primarily was due to an increase in capital expenditures as a result of the expansion of the Company's office facilities and the headcount expansion in research and development and sales and marketing.

    Net cash provided by financing activities was $58.3 million during the twelve months ended December 31, 2000, as compared with $24.7 million in the same period in the previous year. This increase was due primarily to the completion of the Company's initial public offering and a concurrent private placement in May 2000, offset by the repayment of its line of credit and note payable during the year.

    In May 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.6 million. Concurrent with the IPO, the Company completed the sale of 1,200,000 shares of common stock to a purchaser in a private placement at a price of $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $14.1 million.

    In November 2000, the Company established a $15.0 million line of credit facility (the "New Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and expires May 31, 2002. As of December 31, 2000, $15.0 million was available under the New Line and there were no borrowings outstanding. The Company may use up to $5,000,000 of the New Line to issue letters of credit. The New Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The New Line requires maintenance of certain financial covenants pertaining to key financial ratios. The New Line replaced a $10.0 million line of credit facility (the "Prior Line") with another lending institution that bore interest at an annual rate of prime plus 2% (payable monthly) and would have expired on February 1, 2001. The outstanding balance on the Prior Line was repaid in May 2000, using a portion of the proceeds from the Company's IPO.

    As of December 31, 2000, the Company also had a $3.0 million equipment line (the "Equipment Line") with the same lending institution as the New Line that bears interest at an annual rate of either prime plus 0.75% or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The Company may draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2000, there was $400,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

    In September 2000, the Company also repaid, in its entirety, a $10.0 million note payable it had with a lending institution, using a portion of the proceeds from its IPO.

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

Euro Currency Conversion

    The Euro currency ("Euro") was introduced on January 1, 1999, and the eleven participating European Monetary Union member countries established irrevocable fixed conversion rates between their local currencies and the Euro. However, the local currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the local currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. From January 1, 1999 to December 31, 2001, companies will be allowed to transact non-cash transactions in either Euro or the local currency.

    The Company and certain of its European subsidiaries are currently evaluating the Euro conversion and the potential impact on their operations. At the present time, the Company believes the necessary changes and costs incurred thus far, and expected to be incurred in the future, are not significant.

Recently Issued Accounting Pronouncements

    In June 2000, SFAS No. 138, "Accounting for Certain Hedging Activities, an amendment of FASB No. 133", was issued. The Company adopted SFAS No. 133, 137 and 138 in June 2000. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB No. 133," was issued. In September 1998, SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of these pronouncements did not have a material impact on its financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101, as amended, effective for years beginning after December 15, 1999 and was adopted in the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

Risks Related To SeeBeyond

    You should carefully consider the risks described below in evaluating the other statements made herein. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations.

    Our business, financial condition or results of operations could be adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

We Have A Large Accumulated Deficit, We May Incur Future Losses And We May Not Achieve Or Maintain Profitability.

    We incurred substantial losses in 1999 and 2000 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of December 31, 2000, we had an accumulated deficit of $85.1 million. We intend to continue to invest heavily in sales and marketing and research and development. As a result, we may incur future losses.

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

    Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our e*Xchange software suite. Accordingly, our future operating results will depend on the demand for e*Xchange software by future customers, including new and enhanced releases that are subsequently introduced. Our core technology engine, e*Gate software version 4.0, was completed in September 1999 and commercially launched in November 1999. If our competitors release new products that are superior to e*Xchange software in performance or price, or if we fail to enhance e*Xchange and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for e*Xchange as a result of these or other factors would significantly reduce our revenues.

    In the past, we have experienced delays in the commencement of commercial releases of our e*Xchange software suite. To date, these delays have not had a material impact on our revenues. In the future, we may fail to introduce or deliver new products on a timely basis. If new releases or products are delayed or do not achieve market acceptance, we could experience customer dissatisfaction or a delay or loss of revenues. For example, the introduction of new enterprise and business applications requires us to introduce new e*Way adapters to support the integration of these applications. Our failure to introduce these or other modules in a timely manner could cause our revenues and market share to decline. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

    Moreover, as we release enhanced versions of our products, we may not be successful in upgrading our customers who purchased previous versions of e*Xchange software to the current version. We also may not be successful in selling add-on modules for our products to existing customers. Any failure to continue to upgrade existing customers' products or sell new modules, if and when they are introduced, could negatively impact customer satisfaction and our revenues.

We Must Continue To Successfully Sell Our Products To Commercial Customers Outside Of The Healthcare Industry Or Our Revenues May Decline.

    Since 1998, we have invested a significant amount of our sales and marketing resources to target various commercial markets outside of the healthcare industry, particularly for business-to-business integration. As a result, license sales from customers to non-healthcare industries accounted for approximately 89% and 68% of total license sales in 2000 and 1999, respectively, up from approximately 35% of total license sales in 1998. We expect that license sales for non-healthcare customers will continue to increase as a percentage of license sales as a result of this continued investment. A license to a commercial customer is expected to involve a longer sales cycle and higher revenues compared to a license to a healthcare customer. We must continue to increase the size of our direct sales force to implement our strategy of increased sales to commercial customers. In addition, because the healthcare industry, which has historically represented our largest customer base, has generally not required business-to-business capabilities, e*Xchange software has been deployed to a greater extent in intra-enterprise environments than in business-to-business environments. We cannot assure you that e*Xchange software will be commercially successful for business-to-business environments, and we expect to devote significant resources to the continued development, support, sales and marketing of e*Xchange software for these environments. If we fail to increase our sales force or to penetrate additional commercial accounts in a meaningful way, our operating results will suffer.

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

Our Revenues Will Likely Decline If We Do Not Develop And Maintain Successful Relationships With Our Systems Integration Partners and Other Strategic Partners, And These Partners Also Have Relationships With Our Competitors.

    We recently entered into agreements with Accenture (formerly Andersen Consulting) CSC and EDS for them to install and deploy our products and perform custom integration of systems and applications. These systems integrators will also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of the systems integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms to recommend our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services.

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

    The Company recently entered into a strategic marketing agreement and established a relationship with General Motors Corporation ("GMC"). Under this agreement, GMC will assist us in our sales and marketing efforts to affiliates within the GMC family of companies and their suppliers. If this relationship with GMC fails to develop as we anticipate, we will have to devote more resources to the sales and marketing of our products than we would otherwise, and our efforts may not be as effective as those of GMC in marketing our products to these divisions and companies affiliated with GMC. Our failure to maintain this relationship with GMC could harm our ability to increase our revenues from the license and successful implementation of our software products in this key commercial market.

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

    Furthermore, if our relationships with systems integrators succeed and we are able to penetrate additional commercial markets, we will need additional sales and marketing and professional services resources to support these customers. The growth of our customer base will require us to invest significant resources in the training and development of our employees and our systems integration partners. If these organizations fail to keep pace with the number and demands of the customers that license our products, our ability to market and sell our products and services and our ability to develop new products and services will be harmed. For us to effectively manage our growth, we must continue to:

  •
  expand our direct sales force;

  •
  expand our professional services organization;

  •
  hire and retain qualified software engineers;

  •
  improve our operational, financial and management controls;

  •
  improve our reporting systems and procedures;

  •
  enhance our management and information control systems; and

  •
  expand, train and motivate our workforce.

    In addition, in September 1999, we opened an office in Redwood Shores, California, where our sales and marketing organization is located. This move has resulted and will continue to result in higher expenses and has required and will continue to require us to coordinate these activities with our other operations in Monrovia, California.

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

    Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of revenues in a given quarter has been recorded in the final month of that quarter, with a concentration of these revenues in the last two weeks of the final month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenues from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause a decline in our stock price. We realize substantially higher gross margins on our license revenues compared to our services and maintenance revenues. Thus, our margins for any particular quarter will be highly dependent on our revenues mix in that quarter. In our international markets, we have experienced some seasonality of revenues, with lower revenues in the summer months. Although this seasonality has not had a material impact on our operating results in the past, we cannot assure you that our operating results will not fluctuate in the future as a result of these and other international trends.

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

Our Substantial And Expanding International Operations Are Subject To Uncertainties Which Could Adversely Affect Our Operating Results.

    Revenues from the sale of our products and services outside the United States accounted for approximately 25.7% of our total revenues in 2000, 27.1% of our total revenues in 1999 and 20.3% of our total revenues in 1998. Revenues from the sale of our products and services in the United Kingdom as a percent of total revenues were 11.9% in 2000, 9.7% in 1999 and 9.9% in 1998 while revenues from the sale of our products and services in Germany as a percent of total revenues were 3.2% in 2000, 10.6% in 1999 and 5.6% in 1998. We believe that revenues from sales outside the United

States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

  •
  fluctuations in currency exchange rates, which could result in increased expenses;

  •
  unexpected changes in regulatory requirements, including imposition of currency exchange controls, applicable to our business or to the Internet, which could result in increased costs of doing business overseas;

  •
  difficulties and costs of staffing and managing international operations;

  •
  political and economic instability, which could result in increasing governmental ownership or regulation of businesses or other instrumentalities of commerce, wage and price controls, higher interest rates and spiraling inflation; and

  •
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

    We currently serve a customer base with a wide variety of constantly changing hardware, software applications and networking platforms. If our products fail to gain broad market acceptance due to an inability to support a variety of these platforms, our operating results may suffer. Our business depends on a number of factors, including the following:

  •
  our ability to integrate our products with multiple platforms and existing or legacy systems and to modify our products as new versions of software applications are introduced;

  •
  the portability of our products, particularly the number of operating systems and databases that our products can source or target;

  •
  our ability to anticipate and support new standards, especially Internet standards;

  •
  the integration of additional software modules under development with our existing products; and

  •
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

The Market For E-Business Integration Software May Not Grow As Quickly As We Anticipate, Which Would Cause Our Revenues To Fall Below Expectations.

    The market for e-Business integration software is rapidly evolving. We earn substantially all of our license revenues from sales of our e*Xchange software suite. We expect to earn substantially all of our revenues in the foreseeable future from sales of e*Xchange software and related products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and e-Business solutions and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for e-Business integration software. If this market fails to grow, or grows more slowly than we expect, our revenues will be adversely affected.

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

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

    The Company develops products in the United States and sells them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of the events described above were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. In 2000 we incurred net gains of approximately $5,000 in 2000 and $12,000 in 1999 due to foreign currency fluctuations, as compared to a net loss of approximately ($22,000) in 1998. Revenues from international customers represented 26% of total revenues in 2000.

    Our new line of credit carries a floating interest rate based on the prime rate plus 0.5%. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rate on our lines of credit as of December 31, 2000 was 10.25%.

Item 8: Financial Statements and Supplementary Data

SEEBEYOND TECHNOLOGY CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SeeBeyond Technology Corporation and Subsidiaries

    We have audited the accompanying consolidated balance sheets of SeeBeyond Technology Corporation (formerly Software Technologies Corporation) and subsidiaries as of December 31, 2000 and 1999 the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeeBeyond Technology Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Woodland Hills, California
January 24, 2001

SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
	(in thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$29,428	$1,572
Accounts receivable, net of allowances of $1,127 and $1,055 at December 31, 2000 and 1999, respectively	40,856	18,522
Prepaid expenses and other current assets	2,368	1,581

Total current assets	72,652	21,675
Property and equipment, net	10,062	7,206
Related party receivable	422	256
Other assets	1,822	715

Total assets	$84,958	$29,852

Liabilities, redeemable convertible preferred stock and shareholders' equity (deficit):
Current liabilities:
Bank line of credit	$—	$3,361
Accounts payable	13,664	4,994
Compensation and related expenses	6,673	3,781
Other accrued expenses	8,525	1,102
Deferred revenue	19,657	10,354

Total current liabilities	48,519	23,592
Note payable and other obligation	400	10,000
Commitments and contingencies
Redeemable convertible preferred stock, no par value—10,000,000 shares authorized; 0 and 5,452,798 shares issued and outstanding as of December 31, 2000 and 1999, respectively	—	24,681
Shareholders' equity (deficit):
Preferred stock, no par value—10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2000 and 1999	—	—
Common stock, no par value—200,000,000 shares authorized; 69,678,315 and 46,531,377 issued and outstanding as of December 31, 2000 and 1999, respectively	130,141	19,519
Deferred stock compensation	(8,623)	(5,379)
Accumulated other comprehensive loss	(416)	(237)
Accumulated deficit	(85,063)	(42,324)

Total shareholders' equity (deficit)	36,039	(28,421)

Total liabilities, redeemable convertible preferred stock and shareholders' equity (deficit)	$84,958	$29,852

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Revenues:
License	$65,403	$24,051	$18,142
Services	33,144	20,268	10,853
Maintenance	16,205	9,055	5,142
Other	—	1,797	3,324

Total revenues	114,752	55,171	37,461

Cost of revenues:
License	569	690	959
Services (exclusive of stock-based compensation expense of $604 in 2000, $157 in 1999 and $0 in 1998)	29,084	20,904	11,269
Maintenance	3,275	2,368	587
Other	—	1,219	1,907

Total cost of revenues	32,928	25,181	14,722

Gross profit	81,824	29,990	22,739

Operating expenses:
Research and development (exclusive of stock-based compensation expense of $667 in 2000, $112 in 1999 and $0 in 1998)	19,175	11,990	8,496
Sales and marketing (exclusive of stock-based compensation expense of $2,262 in 2000, $1,390 in 1999 and $0 in 1998)	76,689	28,652	16,273
General and administrative (exclusive of stock-based compensation expense of $345 in 2000, $49 in 1999 and $0 in 1998)	17,231	12,176	9,229
Amortization of alliance warrants	6,798	814	—
Amortization of stock-based compensation	3,878	1,708	—

Total operating expenses	123,771	55,340	33,998

Loss from operations	(41,947)	(25,350)	(11,259)
Interest and other income	1,657	165	217
Interest expense	(1,680)	(680)	(201)

Net loss	(41,970)	(25,865)	(11,243)

Accretion on preferred stock	769	2,410	686

Net loss available to common shareholders	$(42,739)	$(28,275)	$(11,929)

Basic and diluted net loss per share	$(0.69)	$(0.62)	$(0.27)

Number of shares used in computing basic and diluted net loss per share	61,909	45,954	43,748

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)		Total Shareholders' Equity (Deficit)
			Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount
Balance as of January 1, 1998	43,742	$6,682	$—	$(104)	$(2,120)	$4,458
Components of comprehensive loss
Net loss	—	—	—	—	(11,243)	(11,243)
Foreign currency translation adjustment	—	—	—	52	—	52

Total comprehensive loss						(11,191)
Accretion on preferred stock	—	—	—	—	(686)	(686)
Issuance of common stock pursuant to Employee Stock Option Plan	13	16	—	—	—	16
Issuance of stock options	—	68	—	—	—	68

Balance as of December 31, 1998	43,755	6,766	—	(52)	(14,049)	(7,335)
Components of comprehensive loss
Net loss	—	—	—	—	(25,865)	(25,865)
Foreign currency translation adjustment	—	—	—	(185)	—	(185)

Total comprehensive loss						(26,050)
Issuance of common stock	2,703	4,074	—	—	—	4,074
Issuance of common stock warrants	—	3,944	(3,256)	—	—	688
Amortization of common stock warrants	—	—	814	—	—	814
Deferred stock compensation related to stock options	—	4,645	(4,645)	—	—	—
Amortization of deferred stock compensation	—	—	1,708	—	—	1,708
Accretion on preferred stock	—	—	—	—	(2,410)	(2,410)
Issuance of common stock pursuant to Employee Stock Option Plan	73	90	—	—	—	90

Balance as of December 31, 1999	46,531	19,519	(5,379)	(237)	(42,324)	(28,421)
Components of comprehensive loss
Net loss	—	—	—	—	(41,970)	(41,970)
Foreign currency translation adjustment	—	—	—	(179)	—	(179)

Total comprehensive loss	—	—	—	—	—	(42,149)
Issuance of common stock pursuant to Initial Public Offering and concurrent offer, net of issuance costs including underwriters discount of $5,854	5,800	63,746	—	—	—	63,746
Conversion of convertible preferred stock in connection with Initial Public Offering	13,972	25,450	—	—	—	25,450
Issuance of common stock pursuant to Employee Stock Option Plan	3,068	4,396	—	—	—	4,396
Issuance of common stock pursuant to Employee Stock Purchase Plan	307	3,110	—	—	—	3,110
Issuance of common stock warrants	—	10,107	(10,107)	—	—	—
Deferred stock compensation related to options	—	3,813	(3,813)	—	—	—
Amortization of common stock warrants	—	—	6,798	—	—	6,798
Amortization of deferred stock compensation	—	—	3,878	—	—	3,878
Accretion on preferred stock	—	—	—	—	(769)	(769)

Balance as of December 31, 2000	69,678	$130,141	$(8,623)	$(416)	$(85,063)	$36,039

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2000	1999	1998
	(in thousands)
Cash flows from operating activities:
Net loss	$(41,970)	$(25,865)	$(11,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,028	1,863	1,121
Provision for doubtful accounts receivable	72	685	416
Amortization of alliance warrants	6,798	814	—
Amortization of stock based compensation	3,878	1,708	—
Changes in assets and liabilities:
Accounts receivable	(22,405)	(5,734)	(2,747)
Prepaid expenses and other current assets	(787)	(437)	(292)
Accounts payable	8,670	1,252	2,038
Other accrued expenses	10,315	(398)	3,017
Deferred revenue	9,303	4,232	1,707

Net cash used in operating activities	(23,098)	(21,880)	(5,983)

Cash flows from investing activities:
Purchases of property and equipment	(5,883)	(4,275)	(2,991)
Other	(1,274)	(92)	(340)

Net cash used in investing activities	(7,157)	(4,367)	(3,331)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	(3,362)	126	1,535
Proceeds from issuance of redeemable convertible preferred stock, net		10,826	10,759
Proceeds from issuance of common stock, net	—	4,074	—
Proceeds from issuance of common stock pursuant to stock option plan	—	90	84
Proceeds from notes payable and equipment line	400	10,000	—
Payments on notes payable and other obligations	(10,000)	(367)	(611)
Proceeds from issuance of common stock pursuant to Initial Public Offering, net	49,646	—	—
Proceeds from issuance of common stock pursuant to concurrent offer	14,100	—	—
Proceeds from issuance of common stock pursuant to Employee Stock Option Plan	4,396	—	—
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	3,110	—	—

Net cash provided by financing activities	58,290	24,749	11,767
Effect of exchange rate changes on cash and cash equivalents	(179)	(185)	52

Net increase (decrease) in cash and cash equivalents	27,856	(1,683)	2,505
Cash and cash equivalents at beginning of year	1,572	3,255	750

Cash and cash equivalents at end of year	$29,428	$1,572	$3,255

Supplemental cash flow disclosure:
Income taxes paid	$—	$—	$30
Interest paid	$959	$530	$201

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

  The Company

    SeeBeyond Technology Corporation, formerly known as Software Technologies Corporation, provides a comprehensive solution for e-Business application integration, enabling the seamless flow of information across all systems, applications and enterprises on a global basis. The Company provides this solution to its customers primarily by license of its software and also by offering software implementation and consulting services. The Company was founded in 1989 and sold its first product and services in 1991. In November 1999, the Company launched the fourth generation of its product, e*Gate™ 4.0 software, and concurrently renamed its product line, previously called DataGate software, to e*Gate software.

    The Company's operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company's product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the 1999 and 1998 information to conform to the current period's presentation.

  Stock Split

    In February 2000, the Company's Board of Director's approved a three-for-two stock split payable in the form of a dividend of three shares of the Company's common stock for every two shares owned by shareholders which became effective on March 15, 2000.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, certain accrued liabilities and estimates of future cash flows developed to determine whether conditions of impairment are present.

  Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Concentration of Credit Risk

    Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States, Europe, Australia and Japan. The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses. Credit losses have historically been within management's expectations. The Company generally does not require collateral or other security from its customers.

  Fair Value of Financial Instruments

    The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2000 and 1999 the Company's short-term line of credit and long-term debt had variable interest rates and, accordingly, the Company believes the carrying value of the short-term line of credit and long-term debt approximates its fair value.

  Software Development Costs

    Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability. To date, the Company has not capitalized any development costs related to its software products since the time period between technological feasibility and general release of a product is not significant and related costs incurred during that time period have not been material.

    For software developed for internal use, certain qualifying costs incurred in the application development stage are capitalized and amortized over a period of three years.

  Revenue Recognition

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2, as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2," was adopted by the company as of January 1, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101, as amended, is effective for years beginning after December 15, 1999 and was adopted in the quarter beginning October 1, 2000. SAB 101 did not have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

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

    For multi-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily services and maintenance, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally the software license), regardless of any separate prices stated within the contract for each element, under the residual method prescribed by SOP 98-9. Vendor specific-objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly rates charged for consulting services when sold separately from a software license and the renewal rate for maintenance arrangements). Each license agreement offers additional maintenance renewal periods at a stated price. If vendor-specific objective evidence of fair value does not exist for the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or over the period the maintenance is provided if the undelivered element is maintenance, or until sufficient objective evidence exists or all elements have been delivered.

    License Revenues:  Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor-specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

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

    Revenues on sales made by resellers are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

  Net Loss Per Share

    Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all redeemable convertible preferred stock, warrants and outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

  Pro Forma Net Loss Per Share (unaudited)

    Pro forma net loss per share for the years ended December 31, 2000 and 1999 was computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of common stock effective upon the closing of the initial public offering, as if such conversion had occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 4,657,000 and 12,516,000 shares for the years ended December 31, 2000 and 1999, respectively. The unaudited pro forma basic and diluted net loss per share were $(0.63) and $(0.44) for the year ended December 31, 2000 and 1999, respectively. The pro forma basic and diluted weighted average shares were 66,567,000 and 58,470,000, for the year ended December 31, 2000 and 1999, respectively.

  Income Taxes

    The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

  Advertising Expense

    The cost of advertising is expensed as incurred. The Company incurred approximately $2.4 million, $199,000 and $294,000 in advertising costs during 2000, and 1999 and 1998, respectively.

  Long-lived Assets

    The Company reviews for impairment long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be attributable to long-lived assets.

  Comprehensive Income (Loss)

    The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in shareholders' equity (deficit).

  Foreign Currency Translation

    The functional currency for the Company's foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating asset and liability accounts at the current exchange rate at year-end and statement of operations accounts at the average exchange rate for the year, with the resulting translation adjustment reflected in accumulated other comprehensive income (loss) in shareholders' equity (deficit). Realized and unrealized transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in operations in the period they occur.

  Stock-based Compensation

    The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 "Accounting for Stock Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Recently Issued Accounting Pronouncements

    In June 2000, SFAS No. 138, "Accounting for Certain Hedging Activities, an amendment of FASB No. 133", was issued. The Company adopted SFAS No. 133, 137 and 138 in June 2000. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB No. 133," was issued. In September 1998, SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company does not currently hold any derivative instruments and does not engage in hedging activities, and therefore the adoption of these pronouncements did not have a material impact on its financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101, as amended, effective for years beginning after December 15, 1999 and was adopted in the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

Note 2. Property and Equipment

    Property and equipment are recorded at cost. Property and equipment purchased under capital leases are recorded at cost (based on the present value of minimum lease payments discounted at the contractual interest rate). Depreciation is computed using the straight-line method over the shorter of the estimated useful lives or the lease term of the assets: computer equipment, three years; office furniture and equipment, five years; leasehold improvements, through the lesser of useful life or life of the lease. Property and equipment, stated at cost, was as follows (amounts in thousands):

	As of December 31,
	2000	1999
Computer equipment (hardware and software)	$12,178	$8,530
Office furniture and equipment	3,543	1,785
Leasehold improvements	1,265	846

Total cost of property and equipment	16,986	11,161
Less accumulated depreciation and amortization	(6,924)	(3,955)

Property and equipment, net	$10,062	$7,206

    Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3.0 million, $1.9 million and $1.1 million, respectively.

Note 3. Operations by Reportable Segments and Geographic Area

    The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's Chief Executive Officer ("CEO") is considered to be the chief operating decision maker. The CEO reviews financial information presented on a consolidated basis similar to the consolidated financial statements. Therefore, the Company has concluded that it operates primarily in one industry segment and, accordingly, has provided enterprise-wide disclosures.

    The Company maintains operations in North America and eleven countries in Europe and the Pacific Rim including: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories for the years ended December 31, 2000, 1999 and 1998 are presented below.

    Revenues and long-lived assets by geographic area were as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Revenues:
North America	$85,261	$40,223	$29,858
Europe	21,921	12,406	6,613
Pacific Rim	7,570	2,542	990

Total revenues	$114,752	$55,171	$37,461

	December 31,
	2000	1999
Long-lived assets:
North America	$9,468	$6,806
Europe	2,605	1,234
Pacific Rim	233	137

Total long-lived assets	$12,306	$8,177

    No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 2000, 1999 and 1998. Included in revenues from operations in Europe are approximately $13.7 million, $5.4 million and $3.7 million of revenues from the Company's operations in the United Kingdom and approximately $3.6 million, $5.8 million and $2.1 million of revenues from the Company's operations in Germany, for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 4. Computation of Net Loss Per Share

    The following table sets forth the computations of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

	Years Ended December 31,
	2000	1999	1998
Numerator:
Net loss	$(41,970)	$(25,865)	$(11,243)
Accretion on preferred stock	769	2,410	686

Net loss available to common shareholders	$(42,739)	$(28,275)	$(11,929)

Denominator:
Denominator for basic and diluted net loss per share — weighted average shares outstanding	61,909	45,954	43,748

Basic and diluted net loss per share	$(0.69)	$(0.62)	$(0.27)

    Options to purchase 14,872,876, 12,525,921 and 7,993,841 shares of common stock were outstanding as of December 31, 2000, 1999 and 1998 respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Redeemable convertible preferred stock was not included in the calculations of diluted net loss per share in 1999 and 1998 because its effect would be antidilutive. There was no convertible preferred stock outstanding as of December 31, 2000. Common stock warrants were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 5. Income Taxes

    As of December 31, 2000, the Company had net operating loss ("NOL") carryforwards for federal and state purposes of approximately $54.5 million and $26.4 million, respectively, expiring commencing in the year 2018 for federal and 2003 for state. The Company also had federal and state research and development credit carryforwards of approximately $1.4 million and $1.1 million, respectively, expiring in years beginning in 2008. The realization of the benefits of the NOLs is dependent on sufficient taxable income in future years. Possible lack of future earnings or a change in the ownership of the Company could adversely affect the Company's ability to utilize the NOLs. Accordingly, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. Thus, no deferred tax asset has been recorded in the accompanying balance sheet.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of each temporary difference as of December 31, 2000 and 1999 is as follows (amounts in thousands):

	2000	1999
Deferred tax liabilities:
Tax over book depreciation	$(288)	$(255)

Total deferred tax liabilities	(288)	(255)
Deferred tax assets:
Net operating loss carryforwards	28,077	11,784
Accrued liabilities and deferred revenue	2,215	791
Allowance for doubtful accounts	402	337
Warrant compensation expense	3,067	359
Tax credits	2,507	1,423
Miscellaneous	72	38

Total deferred tax assets	36,340	14,732
Valuation allowance	(36,052)	(14,477)

Net deferred taxes	$—	$—

    The valuation allowance increased by approximately $21.6 million and $9.2 million in 2000 and 1999, respectively. Approximately $3.1 million of the valuation allowance relates to stock option compensation deductions incurred in our net operating loss carryfowards. If and when the Company reduces any portion of the valuation allowance related to stock option compensation deduction, the benefit will be added to shareholders' equity, rather than being shown as a reduction of future income tax expense.

    Loss before provision for income taxes of the Company's foreign operations amounted to approximately $10.4 million, $6.4 million and $1.2 million, respectively, for the years ended December 31, 2000, 1999 and 1998.

    The Company has incurred a net loss in each year of operation presented resulting in no current or deferred tax expense. The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes as follows:

	2000	1999	1998
Tax benefit computed at the statutory federal rate	34%	34%	34%
Change in valuation allowance	(39)	(39)	(40)
State taxes, net of federal benefit	6	5	6
Non-deductible expense	(1)	—	—

Income tax provision	—%	—%	—%

    Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryfowards may be subject to an annual limitation in future periods. As a result of the annual limitation, if any, a portion of these carryfowards may expire before ultimately becoming available to reduce future tax liabilities.

Note 6. Commitments, Contingencies and Debt

  Bank Line of Credit and Notes Payable

    In November 2000, the Company established a $15.0 million line of credit facility (the "New Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and expires May 31, 2002. As of December 31, 2000, $15.0 million was available under the New Line and there were no borrowings outstanding. The Company may use up to $5,000,000 of the New Line to issue letters of credit. The New Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The New Line requires maintenance of certain financial covenants pertaining to key financial ratios.

    The New Line replaced a $10.0 million line of credit facility (the "Prior Line") with another lending institution that bore interest at an annual rate of prime plus 2% (payable monthly) and would have expired on February 1, 2001. The outstanding balance on the Prior Line was repaid in May 2000, using a portion of the proceeds from the Company's IPO.

    As of December 31, 2000, the Company also had a $3.0 million equipment line (the "Equipment Line") with the same lending institution as the New Line that bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at December 31, 2000 was 10.25%. The Company may draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2000, there was $400,000 outstanding under the Equipment Line, which is secured by certain assets of the Company.

  Lease Obligations

    The Company leases office facilities, computers and office equipment under non-cancelable operating lease agreements with third parties expiring through 2005. The Company leases, from a related party, a 4,000-square-foot office facility under a non-cancelable operating lease agreement expiring in December 2002. The Company also leases certain storage space and computer and office equipment under month-to-month leases.

    Future minimum payments, by year and in the aggregate, on non-cancelable operating leases with initial terms of one year or more, consisted of the following at December 31, 2000 (in thousands):

	Operating Leases
	Related Party	Non-related Party	Total
Year ended December 31,
2001	$51	$7,389	$7,440
2002	—	5,414	5,414
2003	—	4,084	4,084
2004	—	2,528	2,528
2005	—	2,117	2,117
Thereafter	—	2,422	2,422

	$51	$23,954	$24,005

    Total rent expense was approximately $7.1 million in 2000, $4.3 million in 1999 and $1.6 million in 1998 of which approximately $58,000, $50,000 and $65,000 was paid to related parties in 2000, 1999 and 1998, respectively.

  Legal Proceedings

    The Company is party to routine claims and suits brought against it in the ordinary course of business. In the opinion of management, such routine claims should not have any material adverse effect upon the results of operations, cash flows or the financial position of the Company.

Note 7. Shareholders' Equity (Deficit)

  Preferred Stock

    In February 2000, the Company authorized 10,000,000 shares of undesignated preferred stock, none of which was outstanding as of December 31, 2000.

  Common Stock

    In February 2000, the Company increased its authorized shares of common stock to 200,000,000 and affected a three-for-two split of the Company's common stock. All shares and per share amounts have been restated for all periods presented to reflect this stock split.

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

  Conversion of Convertible Preferred Stock

    In May 2000, upon the completion of the Company's IPO, the outstanding shares of the Company's redeemable convertible preferred stock converted into 13,972,162 shares of common stock.

  Warrant Grant

    In October 1999, the Company issued a warrant to a lending institution (the "Lender Warrant") to purchase 262,500 shares of common stock at $1.89 per share. The Lender Warrant vested immediately on the date of the grant. The fair market value of the Lender Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3% and a volatility factor of 0.6, resulting in an estimated fair value at the time of the grant of $4.00 per common share.

    In November 1999, the Company issued a warrant to a strategic alliance partner (the "1999 Alliance Warrant") to purchase up to 1,200,000 shares of common stock at $5.33 per share. The 1999 Alliance Warrant vests contingently upon the achievement of various milestones, which include the creation of certain product marketing offerings and new customer introductions. The fair value of the 1999 Alliance Warrant was determine using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3% and a volatility factor of 0.6, resulting in a fair value at the time of the grant of $5.33 per share.

    In January 2000, the Company issued a warrant (the "January 2000 Alliance Warrant") to a strategic alliance partner to purchase up to 1,200,000 shares of common stock at $6.67 per share. The January 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on July 31, 2002. The fair value of the January 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $9.25 per common share.

    In March 2000, the Company issued a warrant (the "March 2000 Alliance Warrant") to another strategic alliance partner to purchase up to 1,200,000 shares of common stock at $14.00 per share. The March 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the creation of e*Gate software market offerings and the generation of license revenue for the Company, and expires on September 22, 2002. The November 1999, January 2000 and the March 2000 Alliance Warrant's contain a significant disincentive for non-performance, and, accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. The fair value of the March 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $11.08 per common share.

    Amortization of alliance warrants was $6.8 million, $814,000 and $0, for the years ending December 31, 2000, 1999 and 1998, respectively. The amortization of alliance warrants is classified as a separate component of operating expenses in the Consolidated Statement of Operations.

  Employee Stock Purchase Plan

    In February 2000, the Board of Directors approved the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on April 28, 2000. A total of 2,250,000 shares of common stock were initially available for issuance under the ESPP. The number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the term of the ESPP to 2,250,000 shares of common stock.

    The ESPP, which is intended to qualify under Section 423 of the IRS Code, will be implemented by a series of overlapping offering periods of 24 months duration, with new offering periods, other than the first offering period, commencing on or about May 16 and November 16 of each year. Each offering period will consist of four consecutive purchase periods of approximately six months duration, and at the end of each offering period, an automatic purchase will be made for participants. The initial offering period commenced on April 28, 2000 and will end on May 15, 2002; the initial purchase period began on April 28, 2000 and ended on November 15, 2000. Participants generally may not purchase more than 1,500 shares in any calendar year or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year.

    The purchase price per share will be 85% of the lower of (1) the fair market value of our common stock on the purchase date and (2) the fair market value of a share of our common stock on the last trading day before the offering date.

  Option Plan

    In July 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan (the "Plan"), which replaced the 1997 Stock Option Plan (the "1997 Plan") as to future grants. Under the Plan, the maximum aggregate number of shares of common stock available for the grant of options is 18,205,784 shares, which includes any unused shares reserved for issuance under the 1997 Plan that were not covered by grants prior to the termination of the 1997 Plan. In addition, any forfeited shares pursuant to terms and conditions of the 1997 Plan will also be available under the Plan. Under the Plan, stock options may be granted to employees, directors and consultants of the Company. At December 31, 2000, there were options to purchase 3,332,908 shares of common stock that were available for grant under the Plan.

    The exercise price of options granted under the Plan may not be less than fair market value of the common stock at the time of grant with respect to incentive stock options and not less than 85% of the fair market value with respect to nonstatutory options. Options granted under the Plan carry a maximum term of 10 years from the date of grant and typically vest and become exercisable at the rate of at least 25% per year from the date of grant.

    Activity of the Plan for the last three years was as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance as of January 1, 1998	4,753,166	$1.15
Granted	4,654,350	1.36
Cancelled	(1,400,175)	1.33
Exercised	(13,500)	1.16

Balance as of December 31, 1998	7,993,841	1.24
Granted	6,901,088	2.59
Cancelled	(2,296,070)	1.29
Exercised	(72,938)	1.24

Balance as of December 31, 1999	12,525,921	1.98
Granted	5,994,953	12.13
Cancelled	(580,222)	4.84
Exercised	(3,067,776)	12.89

Balance as of December 31, 2000	14,872,876	5.94

    Information regarding stock options outstanding as of December 31, 2000 was as follows:

Options Outstanding				Options Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$.03 to $1.27	1,828	6.49	$1.16	1,817	$1.16
$1.37 to $1.51	2,427	7.77	$1.39	1,220	$1.39
$1.67	2,307	8.37	$1.67	212	$1.67
$2.50 to $4.00	2,220	8.70	$3.52	515	$3.57
$5.33 to $6.67	1,953	9.06	$6.13	180	$5.35
$7.00 to $12.00	2,915	9.35	$11.67	23	$11.48
$12.38 to $31.69	1,223	9.65	$20.64	0	$0

    Options exercisable under the Plan were approximately 3,967,000, 4,096,500 and 2,355,000, as of December 2000, 1999 and 1998, respectively.

  Fair Value Disclosure

    The weighted average exercise prices and fair market value of stock options granted using the Black-Scholes option pricing model were as follows:

	2000		1999		1998
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price equals market value of stock at date of grant	$7.47	$13.28	$0.74	$3.22	$0.36	$1.36
Exercise price exceeds market value of stock at date of grant	$6.02	$12.00	—	—	—	—
Exercise price was less than market value of stock at date of grant	$6.38	$7.43	$1.10	$2.36	$—	$—

    Pro forma information regarding net loss and net loss per share is required by SFAS No.123. Had compensation expense for the years ended December 31, 2000, 1999 and 1998 been determined based on the fair value at the grant dates as prescribed by SFAS No.123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (amounts in thousands, except for net loss per share).

	Years Ended December 31,
	2000	1999	1998
Net loss, as reported	$(41,970)	$(25,865)	$(11,243)
Pro forma net loss	(45,293)	(27,151)	(11,508)
Pro forma net loss available to common shareholders	(46,002)	(29,561)	(12,194)
Pro forma basic and diluted net loss per share	(0.74)	(0.51)	(0.28)

    The Company estimated the fair value of options granted in the years ended December 31, 2000, 1999 and 1998 using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Plans
				ESPP Plan 2000
	2000	1999	1998
Expected lives (in years)	5	5	5	0.5
Risk-free interest rate	5.3%	5.3%	6.0%	5.3%
Dividend yield	0	0	0	0
Expected volatility	60%	0%	0%	60%

    These pro forma amounts may not be representative of the effects on pro forma disclosures in future years as options vest over several years and additional grants are generally made every year. Prior to the Company's initial public offering, the Company used the minimum value method (it assumed a zero volatility) as allowed under SFAS 123.

  Reserved for Future Issuance

    As of December 31, 2000, the Company had reserved the following shares of authorized but unissued common stock for future issuance:

Stock option plans	18,205,784
Stock purchase plan	1,693,409
Common stock warrants	3,862,500

23,761,693

  Deferred Stock-based Compensation

    When the exercise price of an employee stock option is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and amortized to expense in accordance with the aggregation methodology prescribed by the Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the individual option grants which is generally four years.

    During the year ended December 31, 2000 and 1999, in connection with the grant of certain stock options, the Company recorded deferred stock compensation of approximately $3.8 million and $4.6 million, respectively, representing the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the date of grant. Amortization of deferred stock compensation was approximately $3.9 million and $1.7 million for the years ended December 31, 2000 and 1999 respectively.

Note 8. 401(K) Plan

    The Company has a 401(K) plan covering substantially all of its eligible employees. Under this plan, employees may defer up to 15% of their pre-tax salary, subject to statutory limits. The Company contributes an amount equal to 50% of each participant's elective contribution, up to 4% of compensation. On January 1, 2000, the Company modified the Plan to provide for company matching contributions equal to 50% of each participant's elective contribution, up to 8% of compensation. The Company's matching contributions to the plan were $1.0 million, $257,000 and $168,000 during the years ended December 2000, 1999 and 1998, respectively.

Note 9. Subsequent Events

    In January 2001, the lending institution holding the Lender Warrant exercised the entire warrant and converted its right to purchase 262,500 shares of common stock at $1.89 per share into 225,579 shares of common stock.

    On March 16, 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at $11.34 per share. The warrant expires in March 2006 and 175,000 warrants are exercisable immediately. The remaining 450,000 warrants are performance based and shall vest and become exercisable over the 36-month period following the issuance of the warrant provided the warrant holder has achieved various milestones. The immediately exercisable portion of the warrant will be valued as of the date of issuance which will be charged against revenues generated from sales to this strategic marketing partner, while the remaining portion of the warrant will be valued as the warrant vests and will be recorded as a charge to sales and marketing expense over the term of the co-marketing agreement. There is no obligation for future purchases.

Note 10. Interim Financial Results (unaudited)

    The following table sets forth certain unaudited consolidated financial information for each of the four quarters for the years ended December 31, 2000 and 1999.

	Quarter ended 2000				Quarter ended 1999
	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31
	(in thousands, except per share data)
Net revenues	$42,692	$31,292	$23,194	$17,574	$15,286	$16,244	$13,133	$10,508
Gross profit	33,184	22,480	15,907	10,253	8,519	9,857	6,886	4,728
Net loss	(6,229)	(9,905)	(12,970)	(12,866)	(10,092)	(3,524)	(5,768)	(6,481)
Basic and diluted net loss per share	$(0.09)	$(0.14)	$(0.21)	$(0.28)	$(0.23)	$(0.09)	$(0.14)	$(0.15)

    Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable.

PART III

    Certain information required by Part III is omitted from this report on Form 10-K in that the registrant will file its definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information contained in the Proxy Statement is incorporated herein by reference.

Item 10: Directors and Executive Officers of the Registrant

  (a)
  Executive officers—see the section entitled "Executive Officers" in Part I, Item 1 hereof.

  (b)
  Directors—The information required by this item relating to directors is incorporated by reference to the section entitled "Election of Directors" in the Proxy.

  (c)
  Section 16(a) Information—the information required by Item 405 of Regulation S-K is incorporated by reference in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement."

Item 11: Executive Compensation of the Registrant

    The information required by this item regarding executive compensation is incorporated by reference to the sections entitled "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Stock Ownership" in the Proxy Statement.

Item 13: Certain Relationships and Related Transactions

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

PART IV

Item 14: Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  1.
  Financial Statements. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 38 of this report.

  2.
  Financial Statement Schedule. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 38 of this report for those schedules required to be filed by Item 8 of this Form. Schedules required to be filed under item 14(d) are not applicable.

  3.
  Exhibits.

Exhibit No.	Description
3.1*	Restated Articles of Incorporation of the Registrant
3.3*	Bylaws of the Registrant
4.1*	Specimen common stock certificates
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*+	1997 Stock Plan
10.3*+	1998 Stock Plan
10.4*+	2000 Employee Stock Purchase Plan and form of agreements there under
10.5*	Warrant dated November 16, 1999 issued to Accenture, formerly Andersen Consulting
10.6*	Warrant dated January 31, 2000 issued to EDS
10.7*	Loan and Security Agreement, dated October 29, 1999, between the Registrant and Greyrock Capital
10.8*	Registration Rights Agreement dated May 8, 1998, as amended.
10.9*	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.10*	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California.
10.11*	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.12*	Warrant dated March 23, 2000 issued to Computer Sciences Corporation
10.13*	Warrant purchase agreement dated November 16, 1999 between the Registrant and Accenture (formerly Andersen Consulting)
10.14*	Warrant purchase agreement dated January 31, 2000 between the Registrant and EDS
10.15*	Warrant purchase agreement dated March 23, 2000 between the Registrant and Computer Sciences Corporation
10.16**	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.17**	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.18	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.19+	Employment Agreement between the Registrant and Rangaswamy Srihari
10.20	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
21.1	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young, LLP, Independent Auditors

24.1	Power of Attorney (see page 60)

*
These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant's Registration Statement File No. 333-330648.

**
These exhibits are incorporated by reference to exhibits similarly numbered in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.

+
Denotes a management contract or compensatory plan arrangement.

(b)
Reports on Form 8-K. No reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 2000.

(c)
Exhibits. See exhibit listing under item 14(a) above.

(d)
Financial Statement Schedules. None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

SEEBEYOND TECHNOLOGY CORPORATION
BY:	/S/ JAMES T. DEMETRIADES James T. Demetriades Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James T. Demetriades and Barry J. Plaga, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report. In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ JAMES T. DEMETRIADES James T. Demetriades	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ BARRY J. PLAGA Barry J. Plaga	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ STEVEN A. LEDGER Steven A. Ledger	Director
/s/ STERGE T. DEMETRIADES Sterge T. Demetriades	Director
/s/ GEORGE J. STILL, JR. George J. Still, Jr.	Director
/s/ GEORGE ABIGAIL George Abigail	Director
/s/ SALAH M. HASSANEIN Salah M. Hassanein	Director
/s/ RAYMOND J. LANE Raymond J. Lane	Director
/s/ JACKSON L. WILSON Jackson L. Wilson	Director

SEEBEYOND TECHNOLOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2000, 1999 and 1998
(amounts in thousands)

	Balance at Beginning of Period	Additions	Deductions (A)	Balance at End of Period
Year ended December 31, 2000
Allowance for doubtful accounts	$1,055	$72	$—	$1,127
Year ended December 31, 1999
Allowance for doubtful accounts	391	685	21	1,055
Year ended December 31, 1998
Allowance for doubtful accounts	349	416	374	391

(A)
Actual write-off's of uncollectible accounts receivable.

QuickLinks

DOCUMENT INCORPORATED BY REFERENCE
SEEBEYOND TECHNOLOGY CORPORATION For the Fiscal Year Ended December 31, 2000
Table of Contents
FORWARD-LOOKING STATEMENTS
PART I
PART II
SEEBEYOND TECHNOLOGY CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (in thousands)
SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SEEBEYOND TECHNOLOGY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2000, 1999 and 1998 (amounts in thousands)