Form 10-Q
period 2001-03-31
SEEBEYOND TECHNOLOGY CORP
filed 2001-05-15
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    (Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 000-30207

SEEBEYOND TECHNOLOGY CORPORATION
(Exact name of Registrant as Specified in Its Charter)

California	95-4249153
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

404 E Huntington Drive
Monrovia, California 91016
(Address of Principal Executive Office)
(626) 471-6000
(Address, including Zip Code, of Registrant's Principal Executive Offices
and Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, no par value, as of May 14, 2001 was 70,947,773.

SeeBeyond Technology Corporation and Subsidiaries

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share data	March 31, 2001	December 31, 2000
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27,357	$29,428
Accounts receivable, net of allowances of $1,404 and $1,127 at March 31, 2001 and December 31, 2000, respectively	51,972	40,856
Prepaid expenses and other current assets	3,100	2,368

Total current assets	82,429	72,652
Property and equipment, net	13,546	10,062
Related party receivable	438	422
Goodwill	1,116	—
Other assets	1,203	1,822

Total assets	$98,732	$84,958

Liabilities and shareholders' equity:
Current liabilities:
Bank line of credit	$5,000	$—
Accounts payable	13,629	13,664
Accrued compensation and related expenses	7,622	6,673
Accrued expenses	13,277	8,525
Deferred revenue	22,236	19,657

Total current liabilities	61,764	48,519
Notes payable and other obligation	400	400

Total liabilities	62,164	48,919

Shareholders' equity:
Preferred stock, no par value—10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2001 and December 31, 2000	—	—
Common stock, no par value—200,000,000 shares authorized, 70,768,987 and 69,678,315 issued and outstanding, at March 31, 2001 and December 31, 2000, respectively	134,038	130,141
Deferred stock compensation	(6,992)	(8,623)
Accumulated other comprehensive loss	(1,033)	(416)
Accumulated deficit	(89,445)	(85,063)

Total shareholders' equity	36,568	36,039

Total liabilities and shareholders' equity	$98,732	$84,958

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data
	2001	2000
Revenues:
License (net of amortization of strategic marketing partner warrants of $906 and $0 for the three months ended March 31, 2001 and 2000, respectively)	$32,429	$8,602
Services	11,202	6,118
Maintenance	5,764	2,854

Total revenues	49,395	17,574
Cost of revenues:
License	443	65
Services (exclusive of stock-based compensation of $91 and $196 for the three months ended March 31, 2001 and 2000, respectively)	10,296	6,375
Maintenance	879	881

Total cost of revenues	11,618	7,321

Gross profit	37,777	10,253
Operating expenses:
Research and development (exclusive of stock-based compensation of $101 and $202 for the three months ended March 31, 2001 and 2000, respectively)	6,922	3,520
Sales and marketing (exclusive of stock-based compensation of $344 and $734 for the three months ended March 31, 2001 and 2000, respectively)	27,494	11,937
General and administrative (exclusive of stock-based compensation of $43 and $149 for the three months ended March 31, 2001 and 2000, respectively)	6,011	3,594
Amortization of alliance warrants	1,263	2,194
Amortization of stock-based compensation	578	1,281
Amortization of goodwill	32	—

Total operating expenses	42,300	22,526

Loss from operations	(4,523)	(12,273)
Other income (expense), net	141	(593)

Loss before provision for income taxes	(4,382)	(12,866)
Provision for income taxes	—	—

Net loss	(4,382)	(12,866)

Accretion on preferred stock	—	577

Net loss available to common shareholders	$(4,382)	$(13,443)

Basic and diluted net loss per share	$(0.06)	$(0.28)

Number of shares used in computing basic and diluted net loss per share	70,224	47,350

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands
	2001	2000
Cash flows from operating activities:
Net loss	$(4,382)	$(12,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	136	—
Depreciation and amortization	1,035	664
Provision for doubtful accounts receivable	277	—
Amortization of stock warrants	2,169	2,194
Amortization of stock based compensation	578	1,282
Amortization of goodwill	32	—
Changes in assets and liabilities:
Accounts receivable	(10,918)	1,745
Prepaid expenses and other current assets	(730)	(2,207)
Accounts payable	(433)	433
Other accrued expenses	5,237	2,144
Deferred revenue	2,579	1,375

Net cash used in operating activities	(4,420)	(5,236)

Cash flows from investing activities:
Purchases of property and equipment	(4,644)	(860)
Payment to acquire company, net of cash acquired	(47)	—
Other	610	(146)

Net cash used in investing activities	(4,081)	(1,006)

Cash flows from financing activities:
Net borrowings under bank line of credit	5,000	4,878
Proceeds from issuance of common stock pursuant to stock option plan	2,046	2,276

Net cash provided by financing activities	7,046	7,154

Effect of exchange rate changes on cash and cash equivalents	(616)	(110)

Net (decrease)/increase in cash and cash equivalents	(2,071)	802
Cash and cash equivalents at beginning of the period	29,428	1,572

Cash and cash equivalents at end of the period	$27,357	$2,374

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

Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of SeeBeyond Technology Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission ("SEC").

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

Revenue Recognition

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

    Services Revenues:  Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Services are generally sold on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services are not essential to the functionality (i.e. do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed. Training services are sold either on a per student basis or per class and are recognized as classes are attended.

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

Income Taxes

    The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Comprehensive Loss

    The Company accounts for comprehensive loss using SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity.

    Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net loss	$(4,382)	$(12,866)
Other comprehensive loss:
Foreign translation adjustment	(616)	(110)

Comprehensive loss	$(4,998)	$(12,976)

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

Note 2. Operations by Reportable Segments and Geographic Area

    The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's Chief Executive Officer ("CEO") is considered to be the Company's chief operating decision maker. The CEO reviews financial information presented on a consolidated basis similar to the consolidated financial statements. Therefore, the Company has concluded that it operates primarily in one industry segment and accordingly, has provided enterprise-wide disclosures.

    The Company maintains operations in North America and twelve countries in Europe and the Pacific Rim including: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories for the three months ended March 31, 2001 and 2000 is presented below.

    Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Revenues:
North America	$35,522	$13,354
Europe	10,361	3,118
Pacific Rim	3,512	1,102

Total revenues	$49,395	$17,574

	March 31, 2001	December 31, 2000
Long-lived assets:
North America	$12,840	$9,468
Europe	3,232	2,605
Pacific Rim	231	233

Total long-lived assets	$16,303	$12,306

    No single customer accounted for more than 10% of the Company's net revenues during the three months ended March 31, 2001 and 2000.

Note 3. Computation of Net Loss Per Share

    The following table sets forth the computations of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Numerator:
Net loss	$(4,382)	$(12,866)
Accretion of preferred stock	—	(577)

Net loss available to common shareholders	$(4,382)	$(13,443)

Denominator:
Denominator for basic and diluted net loss per share—weighted average shares outstanding	70,224	47,350

Basic and diluted net loss per share	$(0.06)	$(0.28)

    Options to purchase 17,442,774 and 12,830,610 shares of common stock were outstanding as of March 31, 2001 and 2000, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 4. Commitments, Contingencies and Debt

Bank Line of Credit and Notes Payable

    In November 2000, the Company established a $15.0 million line of credit facility (the "New Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and expires May 31,

2002. As of March 31, 2001 $9.8 million was available under the New Line and as of December 31, 2000, $15.0 million was available. The Company may use up to $5.0 million of the New Line to issue letters of credit. The New Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The New Line requires maintenance of certain financial covenants pertaining to key financial ratios.

    As of March 31, 2001 and December 31, 2000, the Company also had a $3.0 million equipment line (the "Equipment Line") with the same lending institution as the New Line that bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at March 31, 2001 was 8.75% and at December 31, 2000 was 10.25%. The Company may draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of March 31, 2001 and December 31, 2000, there was $400,000 outstanding under the Equipment Line, which is secured by certain assets of the Company.

Business Combination

    In January 2001, the Company acquired STC Software Technologies Corporation (Schweiz) AG, Zurich ("Distributor"), an independent distributor of the Company's software. The Company purchased all of the outstanding capital stock of the Distributor for approximately $885,000, excluding approximately $1.2 million of contingent consideration to be paid upon the achievement of certain operating results. $344,000 of this contingent consideration had been realized as of March 31, 2001. The purchase price included $150,000 in cash and 35,000 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting and the excess purchase price is being amortized as goodwill on a straight-line basis over a three-year period. Proforma financial information is not presented as such amounts are not material.

Legal Proceedings

    The Company is party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Note 5. Shareholders' Equity

Warrant Grants

    In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 warrants are exercisable immediately. The remaining 450,000 warrants are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner, while the remaining portion of the warrant will be valued as the warrant vests and will be recorded as a charge to marketing expense over the term of the co-marketing agreement. There is no obligation for this strategic partner to make future product purchases from the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations

    You should read the following discussion in conjunction with the consolidated financial statements and related notes of SeeBeyond Technology Corporation appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding anticipated costs and expenses, mix of revenues and plans for introducing new products and services. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, under "Risk Factors" and elsewhere in this Form 10-Q.

Overview

    We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. In November 1999, we launched the fourth generation of our primary product with the introduction of e*Gate 4.0 software and changed the name of this product from DataGate software to e*Gate software. In anticipation of this release, we accelerated the growth of our product development, services and sales and marketing organizations. We incurred significant losses in 1999 and 2000, and as of March 31, 2001, we had an accumulated deficit of $89.4 million. In October 2000, we changed our name to SeeBeyond Technology Corporation.

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

    We currently have operations in twelve countries outside of the United States. Revenues derived from international sales have grown to 28% for the three months ended March 31, 2001 from 24% of total revenues for the three months ended March 31, 2000. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

    Cost of revenues consists of cost of license revenues, cost of services revenues, and cost of maintenance revenues. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the three months ended March 31, 2001, our gross margin was 98.6% on our license revenues, 8.1% on our services revenues and 84.8% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues compared to our services revenues. As a result, our overall gross margin depends significantly on our revenues mix.

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

    In order to increase both our company's and our products' market presence, we entered into strategic alliances with Computer Sciences Corporation ("CSC") in March 2000, Electronic Data Systems Corporation ("EDS") in January 2000 and Accenture, formerly Andersen Consulting, in November 1999. We granted each of these strategic partners a warrant to purchase up to 1,200,000 shares of our common stock which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate software market offerings in the case of Accenture and CSC and the generation of SeeBeyond license revenues by selling our products to third parties in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Accenture, $6.67 for EDS and $14.00 for CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option-pricing model, we valued the warrants granted to Accenture in 1999 at $3.3 million and the warrants granted to EDS and CSC at $10.1 million. These amounts are included in common stock and are being amortized by charges to operations over the vesting periods of the warrants. We recognized amortization of $1.3 million and $2.2 million for the three months ended March 31, 2001 and 2000, respectively, and we will recognize additional amortization of $3.8 million in 2001 and the remainder of $0.7 million in 2002. The amortization of the alliance warrants is classified as a separate component of operating expenses in our consolidated statement of operations.

    In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 warrants are exercisable immediately. The remaining 450,000 warrants are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner, while the remaining portion of the warrant will be valued as the warrant vests and will be recorded as a charge to marketing expense over the term of the co-marketing agreement. There is no obligation for this strategic partner to make future product purchases from the Company.

    In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through March 31, 2001, of which approximately $2.3 million remains to be amortized. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of $3.9 million and $1.7 million in 2000 and 1999, respectively. The amortization of the remaining deferred stock compensation at December 31, 2000 will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

Results of Operations

    The following table sets forth our results of operations for the three months ended March 31, 2001 and 2000, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2001	2000
Revenues:
License	65%	49%
Services	23	35
Maintenance	12	16

Total revenues	100	100

Cost of revenues:
License	1	1
Services	21	36
Maintenance	2	5

Gross profit	76	58

Operating expenses:
Research and development	14	20
Sales and marketing	56	68
General and administrative	12	21
Amortization of goodwill	—	—
Amortization of alliance warrants	2	12
Amortization of stock-based compensation	1	7

Total operating expenses	85	128

Loss from operations	(9)	(70)
Interest and other income (expense), net	—	(3)

Loss before provision for income taxes	(9)	(73)
Provision for income taxes	—	—

Net loss	(9)%	(73)%

Results of operations for the three months ended March 31, 2001 and March 31, 2000:

Revenues

    Total revenues for the three months ended March 31, 2001 increased 181% from the same period last year, from $17.6 million to $49.4 million.

    License revenues.  License revenues for the three months ended March 31, 2001, increased 277% from the same period last year, from $8.6 million to $32.4 million. License revenues for the three months ended March 31, 2001, as a percentage of total revenues were 65%, as compared to 49% for the same period in the previous year. These increases in license revenues were due primarily to continued sales of e*Gate 4.0 software, the introduction of our B2B Business Process Management product offering, the increasing acceptance of our product in key vertical markets and the expansion of our relationships with leading systems integrators.

    Services revenues.  Services revenues for the three months ended March 31, 2001, increased 84% from the same period in the previous year, from $6.1 million to $11.2 million. Services revenues for the three months ended March 31, 2001, as a percentage of total revenues decreased to 23%, as compared to 35% for the same period in the previous year. The increase in the absolute dollar amount in services revenues was due primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

    Maintenance revenues.  Maintenance revenues for the three months ended March 31, 2001, increased 100% from the same period in the previous year, from $2.9 million to $5.8 million. Maintenance revenues for the three months ended March 31, 2001, as a percentage of total revenues were 12%, as compared to 16% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

Cost of revenues

    Total cost of revenues for the three months ended March 31, 2001, increased 59% from the same period last year, from $7.3 million to $11.6 million. Gross margin for the three months ended March 31, 2001, was 76% as compared to 58% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

    Cost of license revenues.  Cost of license revenues for the three months ended March 31, 2001, was approximately $443,000, compared to $65,000 in the same period in the previous year.

    Cost of services revenues.  Cost of services revenues for the three months ended March 31, 2001, increased 61% from the same period in the previous year, from $6.4 million to $10.3 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 21% for the three months ended March 31, 2001, as compared to 36% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues.

    Cost of maintenance revenues.  Cost of maintenance revenues for the three months ended March 31, 2001, decreased slightly from the same period in the previous year, from approximately $881,000 to $879,000. Cost of maintenance revenues as a percentage of total revenues was 2% for the three months ended March 31, 2001, as compared to 5% for the same period in the previous year. The slight decrease in the cost of maintenance revenues is due to effective management of headcount.

Operating expenses

    Research and development expenses.  Research and development expenses for the three months ended March 31, 2001, increased 97% from the same period in the previous year, from $3.5 million to $6.9 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 14% for the three months ended March 31, 2001, as compared to 20% for the same period in the previous year. This decrease was due primarily to the increase in total revenues for the three months ended March 31, 2001, as compared to the same period in the previous year. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

    Sales and marketing expenses.  Sales and marketing expenses for the three months ended March 31, 2001, increased 131% from the same period in the previous year, from $11.9 million to $27.5 million. Sales and marketing expenses as a percentage of total revenues for the three months ended March 31, 2001, was 56%, as compared to 68% for the same period in the previous year. The increase in sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff, promotional and public relations activities and product and corporate communications. We anticipate that our sales and marketing expense will increase in absolute dollars for the foreseeable future as we continue to expand our domestic and international sales forces, expand our marketing staff and develop marketing and awareness campaigns for both the company and our products and increase promotional activities.

    General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2001, increased 67% from the same period in the previous year, from $3.6 million to $6.0 million. General and administrative expenses as a percentage of total revenues for the three months ended March 31, 2001, was 12%, as compared to 21% for the same period in the previous year. The increase in the absolute dollar amount of general and administrative expenses was due primarily to hiring additional executive, finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure during these periods. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations and the expenses associated with operating as a public company.

    Amortization of alliance warrants.  Amortization of alliance warrants for the three months ended March 31, 2001, was $1.3 million, compared to $2.2 million for the same period in the prior year. The decrease in amortization of alliance warrants was a result of warrants issued to a strategic alliance partner in January 2000 being fully amortized during 2000.

    Amortization of stock based compensation.  In connection with the stock options grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million. Amortization of stock based compensation for the three months ended March 31, 2001, was approximately $578,000, compared to $1.3 million for the same period in the previous year.

    Amortization of goodwill.  As a result of the Company's acquisition of STC Software Technologies Corporation (Schweiz) AG, Zurich, an independent distributor of the Company's software, the Company recorded $1.2 million in goodwill in January 2001. During the quarter ended March 31, 2001, the Company recorded goodwill amortization of $32,000.

Other Income (Expense), Net

    Other income (expense), net consists primarily of interest income (expense). Other income, net for the three months ended March 31, 2001, was approximately $141,000 compared to other expense of ($593,000) for the same period last year. The increase primarily was due to an increase in interest income due to large cash balances as a result of the Company's IPO in April 1, 2000.

Liquidity and Capital Resources

    As of March 31, 2001, the Company had cash and cash equivalents of $27.4 million, a decrease of $2.0 million from $29.4 million held as of December 31, 2000.

    Net cash used in operating activities was $4.4 million during the three months ended March 31, 2001, as compared with $5.2 million in the same period in the previous year. This period over period decrease in cash used in operating activities reflects a decrease in net loss and increases in other accrued expenses and deferred revenue offset by an increase in accounts receivable.

    Net cash used in investing activities was $4.1 million during the three months ended March 31, 2001, as compared with $1.0 million in the same period in the previous year. The increase primarily was due to an increase in capital expenditures as a result of the expansion of the Company's office facilities.

    Net cash provided by financing activities was $7.1 million during the three months ended March 31, 2001, as compared with $7.2 million in the same period in the previous year. This decrease was due primarily to a decrease in the proceeds from issuance of common stock pursuant to the employee stock option plan.

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

    In November 2000, the Company established a $15.0 million line of credit facility (the "New Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and expires May 31, 2002. As of March 31, 2001 $9.8 million was available under the New Line and as of December 31, 2000, $15.0 million was available. The Company may use up to $5.0 million of the New Line to issue letters of credit. The New Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The New Line requires maintenance of certain financial covenants pertaining to key financial ratios.

    As of March 31, 2001 and December 31, 2000, the Company also had a $3.0 million equipment line (the "Equipment Line") with the same lending institution as the New Line that bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at March 31, 2001 was 8.75% and at December 31, 2000 was 10.25%. The Company may draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of March 31, 2001 and December 31, 2000, there was $400,000 outstanding under the Equipment Line, which is secured by certain assets of the Company.

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

    We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of March 31, 2001, we had an accumulated deficit of $89.5 million. We intend to continue to invest heavily in sales and marketing and research and development. As a result, we may incur future losses.

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

    We entered into agreements with EDS and CSC for them to install and deploy our products and perform custom integration of systems and applications. These systems integrators will also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of the systems integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms to recommend our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services.

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

    In addition, we opened offices in New York, New York and Redwood Shores, California, where our sales and marketing organization is located. These offices have resulted and will continue to result in higher expenses and will require us to coordinate these activities with our other operations in Monrovia, California.

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

    Revenues from the sale of products and services outside the United States accounted for 28% and 24% of our total revenues for the three months ended March 31, 2001 and 2000, respectively. Revenues from the sale of products and services in the United Kingdom as a percent of total revenues were 13% and 9% for the three months ended March 31, 2001 and 2000, respectively, while revenues from the sale of our products and services in Germany as a percent of total revenues were 3% and 5% for the three months ended March 31, 2001 and 2000, respectively. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

    The Company develops products in the United States and sell them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of the events described above were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. For the three months ended March 31, 2001 we incurred losses of approximately ($29,000) due to the effect of foreign currency fluctuations as compared to no significant gains or losses for the three months ending March 31, 2000. Revenues from international customers represented 28% for the three months ended March 31, 2001 and 24% for the three months ended March 31, 2000.

    Our line of credit and equipment line of credit carry a floating interest rate based on prime plus 0.5% and 0.75%, respectively. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rates on our line of credit and equipment line of credit as of March 31, 2001 was 8.5% and 8.75%, respectively.

PART II—OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds

(a) Modification of Constituent Instruments

  Not applicable.

(b) Change in Rights

  Not applicable

(c) Changes in Securities

1.
In connection with the acquisition of STC Software Technologies Corporation (Schweiz) AG, Zurich in January 2001, the Company issued and sold 35,000 shares of its common stock.

2.
In connection with the establishment of a strategic marketing relationship, in March 2001, the Company issued and sold a warrant to purchase 625,000 shares of its common stock at an exercise price of $11.34 per share.

  The issuances of the securities in paragraphs 1 and 2 above were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) or Regulation D as transactions by an issuer not involving an underwriter.

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
Exhibits.

  The exhibits listed in the accompanying Exhibits Index are filed as part of this Report.

(b)
Reports on Form 8-K.

  On March 16, 2001, the Company filed a report on Form 8-K regarding the announcement of a strategic marketing agreement with, and the issuance of a warrant to purchase 625,000 shares of the Company's common stock to, General Motors Corporation.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2001.

SeeBeyond Technology Corporation

/s/ BARRY J. PLAGA Barry J. Plaga	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document
10.21	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation

QuickLinks

SeeBeyond Technology Corporation and Subsidiaries INDEX
PART I—FINANCIAL INFORMATION Item 1. Financial Statements SeeBeyond Technology Corporation and Subsidiaries Condensed Consolidated Balance Sheets
SeeBeyond Technology Corporation and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
SeeBeyond Technology Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
SeeBeyond Technology Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and reports of Form 8-K
Signatures
Exhibit Index