Form 10-Q
period 2001-06-30
SEEBEYOND TECHNOLOGY CORP
filed 2001-08-14
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, as of August 13, 2001 was 71,702,295. The Company's state of incorporation changed effective July 9, 2001 from California to Delaware by means of a merger of the Company with and into a wholly owned Delaware subsidiary of the Company.

SeeBeyond Technology Corporation and Subsidiaries

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and and December 31, 2000	3
	Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2001 and 2000	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities and Use of Proceeds	27
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share data	June 30, 2001	December 31, 2000
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalent	$33,297	$29,428
Accounts receivable, net of allowances of $1,269 and $1,127 at June 30, 2001 and December 31, 2000, respectively	42,850	40,856
Prepaid expenses and other current assets	3,282	2,368

Total current assets	79,429	72,652
Property and equipment, net	14,604	10,062
Related party receivable	455	422
Goodwill	1,021	—
Other assets	894	1,822

Total assets	$96,403	$84,958

Liabilities and shareholders' equity:
Current liabilities:
Bank line of credit	$4,000	$—
Accounts payable	11,612	13,664
Accrued compensation and related expenses	7,767	6,673
Accrued expenses	12,835	8,525
Deferred revenues	22,629	19,657

Total current liabilities	58,843	48,519
Note payable and other obligation	1,300	400

Total liabilities	60,143	48,919
Shareholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2001 and December 31, 2000	—	—
Common stock, no par value—200,000,000 shares authorized; 71,534,242 and 69,678,315 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	142,301	130,141
Deferred stock compensation	(8,765)	(8,623)
Accumulated other comprehensive loss	(986)	(416)
Accumulated deficit	(96,290)	(85,063)

Total shareholders' equity	36,260	36,039

Total liabilities and shareholders' equity	$96,403	$84,958

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
In thousands, except per share data
	2001	2000	2001	2000
Revenues:
License (net of amortization of marketing warrants of $210 and $0 and $1,116 and $0 for the three months and six months ended June 30, 2001 and 2000, respectively.)	$31,222	$11,900	$63,651	$20,502
Services	12,357	7,551	23,559	13,669
Maintenance	6,806	3,743	12,570	6,597

Total revenues	50,385	23,194	99,780	40,768
Cost of revenues:
License	654	166	1,097	231
Services	10,294	6,382	20,590	12,757
Maintenance	1,197	739	2,076	1,620

Total cost of revenues	12,145	7,287	23,763	14,608

Gross profit	38,240	15,907	76,017	26,160
Operating expenses:
Research and development	7,103	4,702	14,025	8,222
Sales and marketing	29,841	17,017	57,335	28,954
General and administrative	5,681	3,837	11,692	7,431
Amortization of goodwill	96	—	128	—
Amortization of marketing warrants	339	—	339	—
Amortization of alliance warrants	1,263	2,077	2,526	4,271
Amortization of stock-based compensation	486	1,066	1,064	2,347

Total operating expenses	44,809	28,699	87,109	51,225

Loss from operations	(6,569)	(12,792)	(11,092)	(25,065)
Other income (expense)
Interest, net	(25)	(178)	116	(771)

Loss before provision	(6,594)	(12,970)	(10,976)	(25,836)
Provision for income tax	251	—	251	—

Net loss	(6,845)	(12,970)	(11,227)	(25,836)
Accretion on preferred stock	—	192	—	769

Net loss available to common shareholders	$(6,845)	$(13,162)	$(11,227)	$(26,605)

Basic and diluted net loss per share	$(0.10)	$(0.21)	$(0.16)	$(0.49)

Number of shares used in calculating basic and diluted net loss per share	71,152	61,807	70,661	54,579

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
In thousands
	2001	2000
Cash flows from operating activities:
Net loss	$(11,227)	$(25,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	142	—
Depreciation and amortization	2,284	1,372
Provision for doubtful accounts receivable	142	(25)
Amortization of goodwill	128	—
Amortization of marketing warrants	1,455	—
Amortization of alliance warrants	2,526	4,271
Amortization of stock-based compensation	1,064	2,347
Changes in assets and liabilities:
Accounts receivable	(1,660)	(4,427)
Prepaid expenses and other current assets	(912)	(854)
Accounts payable	(1,910)	1,464
Other accrued expenses	4,400	5,911
Deferred revenue	2,973	2,657

Net cash used in operating activities:	(595)	(13,120)

Cash flows from investing activities:
Purchases of property and equipment	(6,959)	(2,273)
Payment to acquire companies, net of cash received	(47)	—
Other	902	(1,282)

Net cash used in investing activities	(6,104)	(3,555)

Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	4,900	(3,361)
Proceeds from issuance of common stock pursuant to initial public offering, net æ	—	49,646
Proceeds from issuance of common stock pursuant to concurrent offering, net	—	14,100
Payments on notes payable, net	—	(10,000)
Proceeds from issuance of common stock pursuant to stock option plan	3,588	3,632
Proceeds from issuance of common stock pursuant to stock purchase plan	2,650	—

Net cash provided by financing activities	11,138	54,017

Effect of exchange rate changes on cash and cash equivalents	(570)	(122)

Net increase in cash and cash equivalents	3,869	37,220
Cash and cash equivalents at beginning of the period	29,428	1,572

Cash and cash equivalents at end of the period	$33,297	$38,792

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1. The Company and Summary of Significant Accounting Policies

The Company

    SeeBeyond Technology Corporation, formerly known as Software Technologies Corporation, provides a comprehensive solution for e-Business application integration, enabling the seamless flow of information within and among all systems, applications and enterprises on a global basis in real time. The Company provides this solution to its customers primarily by license of its software and also by offering software implementation and consulting services. The Company was founded in 1989 and sold its first product and services in 1991.

    The Company's operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company's product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of SeeBeyond Technology Corporation and its wholly owned subsidiaries (the "Company"). All material intercompany transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission ("SEC").

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

    Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net loss	$(6,845)	$(12,970)	$(11,227)	$(25,836)

Other comprehensive loss:
Foreign translation adjustment	46	(12)	(570)	(122)

Comprehensive loss	$(6,799)	$(12,982)	$(11,797)	$(25,958)

Recently Issued Accounting Pronouncements

    In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued and the Company expects to adopt these new standards on January 1, 2002. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is in the process of evaluating the effect of these new pronouncements.

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

    The Company maintains operations in North America and twelve countries in Europe and the Pacific Rim including: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories is presented below.

    Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
North America	$31,615	$18,483	$67,137	$31,837
Europe	14,802	3,360	25,162	6,478
Pacific Rim	3,968	1,351	7,481	2,453

Total net revenues	$50,385	$23,194	$99,780	$40,768

	June 30, 2001	December 30, 2000
Long-lived assets:
North America	$13,656	$9,468
Europe	3,047	2,605
Pacific Rim	271	233

Total long-lived assets	$16,974	$12,306

    One customer accounted for 11.7% of the Company's net revenues during the three months ended June 30, 2001 and no single customer accounted for more than 10% of the Company's net revenues during the six months ended June 30, 2000.

Note 3. Computation of Net Loss Per Share

    The following table sets forth the computations of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net loss	$(6,845)	$(12,970)	$(11,227)	$(25,836)
Accretion of preferred stock	—	192	—	769

Net loss available to common shareholders	$(6,845)	$(13,162)	$(11,227)	$(26,605)

Denominator:
Denominator for basic and diluted net loss per share weighted average shares outstanding	71,152	61,807	70,661	54,579

Basic and diluted net loss per share	$(0.10)	$(0.21)	$(0.16)	$(0.49)

    Options to purchase 17,220,194 and 14,326,276 shares of common stock were outstanding as of June 30, 2001 and 2000, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 4. Commitments, Contingencies and Debt

Bank Line of Credit and Notes Payable

    In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and expires May 31, 2002. The interest rate at June 30, 2001 was 7.25% and at December 31, 2000 was 10.25%. As of June 30, 2001 $9.9 million was available under the Line and as of December 31, 2000, $15.0 million was available. The Company may use up to $5.0 million of the Line to issue letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios. As of June 30, 2001, the Company was in compliance with such covenants.

    As of June 30, 2001 and December 31, 2000, the Company also had a $3.0 million equipment line (the "Equipment Line") with the same lending institution as the Line that bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at June 30, 2001 was 7.5% and at December 31, 2000 was 10.25%. The Company may draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of June 30, 2001 and December 31, 2000, there was $1.3 million and $400,000, respectively outstanding under the Equipment Line, which is secured by certain assets of the Company.

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

Note 5. Amortization of Stock-Based Compensation

    The breakdown of the amortization of stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Stock-based compensation related to:
Cost of revenues:
Services	$76	$167	$166	$364

Operating expenses:
Research and development	85	194	187	396
Sales and marketing	289	624	631	1,357
General and administrative	36	81	80	230

Total operating expenses	410	899	898	1,983

Total amortization of stock-based compensation	$486	$1,066	$1,064	$2,347

Note 6. Shareholders' Equity

Warrant Grants

    In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and as to 175,000 shares, the warrant was exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. As of June 30, 2001, 175,000 shares were fully vested.

Note 7. Subsequent Events

    At the Company's annual meeting held on May 1, 2001, the shareholders approved a change in the Company's state of incorporation from California to Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary of the Company. This transaction was effected on July 9, 2001.

    In July 2001, the Company acquired all of the shares in SeeBeyond Nordic ApS for approximately $175,000 in cash. The acquisition will be accounted for under the purchase method of accounting.

    In July 2001, the Company announced the completion of a 10% reduction in its work force, which will result in an approximate $2.2 million one-time restructuring charge in the quarter ending September 30, 2001.

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

Overview

    We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. Following the launch in November 1999 of the fourth generation of its primary product with the introduction of e*Gate 4.0, the Company launched the next generation of its eBusiness Integration Suite ("eBI Suite") version 4.5, in June 2001. In anticipation of the November 1999 release, we accelerated the growth of our product development, services and sales and marketing organizations. We incurred significant losses in 1999 and 2000, and as of June 30, 2001, we had an accumulated deficit of approximately $96 million.

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

    We currently have operations in twelve countries outside of the United States. Revenues derived from international sales have grown to 33% of total revenues for the six months ended June 30, 2001 from 22% of total revenues the same period in the previous year. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

    Cost of revenues consists of cost of license revenues, cost of services revenues, and cost of maintenance revenues. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the six months ended June 30, 2001, our gross margin was 98.3% on our license revenues, 12.6% on our services revenues and 83.5% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues compared to our services revenues. As a result, our overall gross margin depends significantly on our revenues mix.

    Our operating expenses are classified as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Also included in our operating expenses are the amortizations of goodwill, alliance warrants, marketing warrants and stock compensation.

    In order to increase both our company's and our products' market presence, we entered into strategic alliances with Computer Sciences Corporation ("CSC") in March 2000, Electronic Data Systems Corporation ("EDS") in January 2000 and Accenture, formerly Andersen Consulting, in November 1999. We granted each of these strategic partners a warrant to purchase up to 1,200,000 shares of our common stock which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate software market offerings in the case of Accenture and CSC and the generation of SeeBeyond license revenues by selling our products to third parties in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Accenture, $6.67 for EDS and $14.00 for CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option-pricing model, we valued the warrants granted to Accenture in 1999 at $3.3 million and the warrants granted to EDS and CSC at $10.1 million. These amounts are included in common stock and are being amortized by charges to operations over the vesting periods of the warrants. We recognized amortization of $1.3 million and $2.5 million for the three months and six months ended June 30, 2001, respectively, and $2.1 million and $4.3 million for the three months and six months ended June 30, 2000, respectively, and we will recognize additional amortization of $2.5 million in 2001 and the remainder of $0.7 million in 2002.

    In March 2001, the Company entered into a four-year co-marketing agreement with General Motors Corporation ("GMC") and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and as to 175,000 shares, the warrant was exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for this strategic partner to make future product purchases from the Company.

    In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through June 30, 2001, of which approximately $1.8 million remains to be amortized. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of $3.9 million and $1.7 million in 2000 and 1999, respectively. The amortization of the remaining deferred stock compensation at December 31, 2000 will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

    In July 2001 the Company announced the completion of a 10% reduction in its work force, which will result in an approximate $2.2 million one-time restructuring charge in the quarter ending September 30, 2001. These restructuring charges were taken to align the Company's cost structure with changing market conditions.

Results of Operations

    The following table sets forth our results of operations for the three months ended and six months ended June 30, 2001 and 2000 respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
License	62%	51%	64%	50%
Services	25	33	24	34
Maintenance	13	16	12	16

Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Services	21	28	21	31
Maintenance	2	3	2	4

Gross profit	76	68	76	64
Operating expenses:
Research and development	14	20	14	20
Sales and marketing	59	73	57	71
General and administrative	11	17	12	18
Amortization of goodwill	—	—	—	—
Amortization of marketing warrants	1	—	—	—
Amortization of alliance warrants	3	9	3	10
Amortization of stock-based compensation	1	5	1	6

Total operating expenses	89	124	87	125

Loss from operations	(12)	(56)	(11)	(61)
Other income (expense), net	—	(1)	—	(2)

Loss before provision for income taxes	(12)	(57)	(11)	(63)
Provision for income taxes	(1)	—	—	—

Net loss	(13)%	(57)%	(11)%	(63)%

Results of operations for the three months ended June 30, 2001 and June 30, 2000:

Revenues

    Total revenues for the three months ended June 30, 2001 increased 117% from the same period last year, from $23.2 million to $50.4 million.

    License revenues.  License revenues for the three months ended June 30, 2001, increased 162% from the same period last year, from $11.9 million to $31.2 million. License revenues for the three months ended June 30, 2001, as a percentage of total revenues were 62%, as compared to 51% for the same period in the previous year. These increases in license revenues were due primarily to continued sales of the eBI Suite, the introduction of our B2B Business Process Management product offering, the increasing acceptance of our product in key vertical markets and the expansion of our relationships with leading systems integrators.

    Services revenues.  Services revenues for the three months ended June 30, 2001, increased 63% from the same period in the previous year, from $7.6 million to $12.4 million. Services revenues for the three months ended June 30, 2001, as a percentage of total revenues decreased to 25%, as compared to 33% for the same period in the previous year. The increase in the absolute dollar amount in services revenues was due primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

    Maintenance revenues.  Maintenance revenues for the three months ended June 30, 2001, increased 84% from the same period in the previous year, from $3.7 million to $6.8 million. Maintenance revenues for the three months ended June 30, 2001, as a percentage of total revenues were 13%, as compared to 16% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

Cost of revenues

    Total cost of revenues for the three months ended June 30, 2001, increased 67% from the same period last year, from $7.3 million to $12.2 million. Gross margin for the three months ended June 30, 2001, was 77% as compared to 68% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

    Cost of license revenues.  Cost of license revenues for the three months ended June 30, 2001, was approximately $654,000, compared to $166,000 in the same period in the previous year.

    Cost of services revenues.  Cost of services revenues for the three months ended June 30, 2001, increased 61% from the same period in the previous year, from $6.4 million to $10.3 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 20% for the three months ended June 30, 2001, as compared to 28% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues. We expect that cost of services revenues will remain relatively stable in absolute dollars for the remainder of 2001.

    Cost of maintenance revenues.  Cost of maintenance revenues for the three months ended June 30, 2001, increased 62% from the same period in the previous year, from approximately $739,000 to $1.2 million. Cost of maintenance revenues as a percentage of total revenues was 2% for the three months ended June 30, 2001, as compared to 3% for the same period in the previous year. The increase in the cost of maintenance revenues is due to the increase in the amount of maintenance revenues.

Operating expenses

    Research and development expenses.  Research and development expenses for the three months ended June 30, 2001, increased 51% from the same period in the previous year, from $4.7 million to $7.1 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 14% for the three months ended June 30, 2001, as compared to 20% for the same period in the previous year. This decrease was due primarily to the increase in total revenues for the three months ended June 30, 2001, as compared to the same period in the previous year. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to invest in the further development of our products.

    Sales and marketing expenses.  Sales and marketing expenses for the three months ended June 30, 2001, increased 75% from the same period in the previous year, from $17.0 million to $29.8 million. Sales and marketing expenses as a percentage of total revenues for the three months ended June 30, 2001, was 59%, as compared to 73% for the same period in the previous year. The increase in the absolute dollar amount of sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff, promotional and public relations activities and product and corporate communications. We anticipate that our sales and marketing expense will decrease in absolute dollars and as a percentage of total revenues for the remainder of 2001. These decreases are expected primarily as a result of the completion of the reduction in workforce in July 2001.

    General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2001, increased 50% from the same period in the previous year, from $3.8 million to $5.7 million. General and administrative expenses as a percentage of total revenues for the three months ended June 30, 2001, was 11%, as compared to 17% for the same period in the previous year. The increase in the absolute dollar amount of general and administrative expenses was due primarily to hiring additional finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure during these periods. We expect that general and administrative expenses will remain relatively stable for the remainder of 2001.

    Amortization of goodwill.  Amortization of goodwill for the three months ended June 30, 2001, was $96,000, compared to $0 for the same period in the prior year. The increase in amortization of goodwill was a result of the acquisition of the Swiss distributorship in the first quarter of 2001.

    Amortization of alliance warrants.  Amortization of alliance warrants for the three months ended June 30, 2001, was $1.6 million, compared to $2.1 million for the same period in the prior year. The decrease in amortization of alliance warrants was a result of warrants issued to a strategic alliance partner in January 2000 being fully amortized during 2000.

    Amortization of stock-based compensation.  In connection with the stock options grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million. Amortization of stock-based compensation for the three months ended June 30, 2001, was approximately $486,000, compared to $1.1 million for the same period in the previous year.

Other income (expense), net

    Other income (expense), net consists primarily of interest income (expense). Other expense, net for the three months ended June 30, 2001, was approximately $(25,000) compared to other expense of $(178,000) for the same period last year. The decrease in expense was primarily due to an increase in interest income due to larger cash balances as a result of the Company's initial public offering in April 2000.

Results of operations for the six months ended June 30, 2001 and June 30, 2000:

Revenues

    Total revenues for the six months ended June 30, 2001 increased 145% from the same period last year, from $40.8 million to $99.8 million.

    License revenues.  License revenues for the six months ended June 30, 2001, increased 211% from the same period last year, from $20.5 million to $63.7 million. License revenues for the six months ended June 30, 2001, as a percentage of total revenues were 64%, as compared to 50% for the same period in the previous year. These increases in license revenues were due primarily to continued sales of the eBI Suite, the introduction of our B2B Business Process Management product offering, the increasing acceptance of our product in key vertical markets and the expansion of our relationships with leading systems integrators.

    Services revenues.  Services revenues for the six months ended June 30, 2001, increased 72% from the same period in the previous year, from $13.7 million to $23.6 million. Services revenues for the six months ended June 30, 2001, as a percentage of total revenues decreased to 24%, as compared to 34% for the same period in the previous year. The increase in the absolute dollar amount in services revenues was due primarily to increases in professional services staff and the growth of consulting revenues associated with increased licensing revenues.

    Maintenance revenues.  Maintenance revenues for the six months ended June 30, 2001, increased 91% from the same period in the previous year, from $6.6 million to $12.6 million. Maintenance revenues for the six months ended June 30, 2001, as a percentage of total revenues were 12%, as compared to 16% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts.

Cost of revenues

    Total cost of revenues for the six months ended June 30, 2001, increased 63% from the same period last year, from $14.6 million to $23.8 million. Gross margin for the six months ended June 30, 2001, was 76% as compared to 64% for the same period in the previous year. This increase was due primarily to an increase in license revenue and a decrease in services revenues as a percentage of total revenues.

    Cost of license revenues.  Cost of license revenues for the six months ended June 30, 2001, was approximately $1.1 million compared to $231,000 in the same period in the previous year.

    Cost of services revenues.  Cost of services revenues for the six months ended June 30, 2001, increased 61% from the same period in the previous year, from $12.8 million to $20.6 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 21% for the six months ended June 30, 2001, as compared to 31% for the same period in the previous year. This decrease was due primarily to the decrease in services revenues as a percentage of total revenues.

    Cost of maintenance revenues.  Cost of maintenance revenues for the six months ended June 30, 2001, increased 31% from the same period in the previous year, from approximately $1.6 million to $2.1 million. Cost of maintenance revenues as a percentage of total revenues was 2% for the six months ended June 30, 2001, as compared to 4% for the same period in the previous year. The increase in the absolute dollar amount of the cost of maintenance revenues is due to an increase in maintenance revenues from the same period in the previous year.

Operating expenses

    Research and development expenses.  Research and development expenses for the six months ended June 30, 2001, increased 71% from the same period in the previous year, from $8.2 million to $14.0 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 14% for the six months ended June 30, 2001, as compared to 20% for the same period in the previous year. This decrease was due primarily to the increase in total revenues for the six months ended June 30, 2001, as compared to the same period in the previous year.

    Sales and marketing expenses.  Sales and marketing expenses for the six months ended June 30, 2001, increased 98% from the same period in the previous year, from $29.0 million to $57.3 million. Sales and marketing expenses as a percentage of total revenues for the six months ended June 30, 2001, was 57%, as compared to 71% for the same period in the previous year. The increase in the absolute dollar amount of sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff, promotional and public relations activities and product and corporate communications.

    General and administrative expenses.  General and administrative expenses for the six months ended June 30, 2001, increased 58% from the same period in the previous year, from $7.4 million to $11.7 million. General and administrative expenses as a percentage of total revenues for the six months ended June 30, 2001, was 12%, as compared to 18% for the same period in the previous year. The increase in the absolute dollar amount of general and administrative expenses was due primarily to hiring additional finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure during these periods.

    Amortization of goodwill.  Amortization of goodwill for the six months ended June 30, 2001, was $127,000, compared to $0 for the same period in the prior year. The increase in amortization of goodwill was a result of the acquisition of the Swiss distributorship in the first quarter of 2001.

    Amortization of alliance warrants.  Amortization of alliance warrants for the six months ended June 30, 2001, was $2.7 million, compared to $4.3 million for the same period in the prior year. The decrease in amortization of alliance warrants was a result of warrants issued to a strategic alliance partner in January 2000 being fully amortized during 2000.

    Amortization of stock-based compensation.  In connection with the stock options grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million. Amortization of stock-based compensation for the six months ended June 30, 2001, was approximately $1.1 million compared to $2.3 million for the same period in the previous year.

Other income (expense), net

    Other income (expense), net consists primarily of interest income (expense). Other income (expense), net for the six months ended June 30, 2001, was approximately $116,000 compared to $(771,000) for the same period last year. The decrease in expense was primarily due to an increase in interest income due to larger cash balances as a result of the Company's initial public offering in April 2000.

Liquidity and Capital Resources

    As of June 30, 2001, the Company had cash and cash equivalents of $33.3 million, an increase of $3.9 million from $29.4 million held as of December 31, 2000.

    Net cash used in operating activities was $595,000 during the six months ended June 30, 2001, as compared with $13.1 million in the same period in the previous year. This period over period decrease in cash used in operating activities reflects a decrease in net loss and increases in other accrued expenses and deferred revenue offset by increases in accounts receivable and prepaid expenses and other current assets.

    Net cash used in investing activities was $6.1 million during the six months ended June 30, 2001, as compared with $3.6 million in the same period in the previous year. The increase primarily was due to an increase in capital expenditures as a result of the expansion of the Company's office facilities.

    Net cash provided by financing activities was $11.1 million during the six months ended June 30, 2001, as compared with $54.0 million in the same period in the previous year. This decrease was due primarily to the completion of the Company's initial public offering and concurrent private offering in May 2000, offset by the repayment of its bank line of credit and notes payable.

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

    The Company has a $15.0 million line of credit facility that bears interest at a rate of prime plus 0.5%, payable monthly, and expires on May 31, 2002. As of June 30, 2001, the Company had $4.0 million in borrowings outstanding against the line of credit.

    The Company believes that its current cash and cash equivalents balance and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds, and it cannot be certain that it will be able to obtain additional debt or equity financing on favorable terms, if at all. The Company may also utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. The Company may need to raise additional funds to support such efforts and there can be no assurance that such funds will be available on favourable terms, or at all.

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

    We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of June 30, 2001, we had an accumulated deficit of $96.3 million. We intend to continue to invest heavily in sales and marketing and research and development. As a result, we may incur future losses.

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

    Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our eBusiness Integration Suite. Accordingly, our future operating results will depend on the demand for eBusiness Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our core technology engine, e*Gate version 4.0, was completed in September 1999 and commercially launched in November 1999 followed by version 4.5 in June 2001. If our competitors release new products that are superior to our eBI Suite in performance or price, or if we fail to enhance our eBI Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our eBI Suite as a result of these or other factors would significantly reduce our revenues.

    In the past, we have experienced delays in the commencement of commercial releases of our eBI Suite. To date, these delays have not had a material impact on our revenues. In the future, we may fail to introduce or deliver new products on a timely basis. If new releases or products are delayed or do not achieve market acceptance, we could experience customer dissatisfaction or a delay or loss of revenues. For example, the introduction of new enterprise and business applications requires us to introduce new e*Ways adapters to support the integration of these applications. Our failure to introduce these or other modules in a timely manner could cause our revenues and market share to decline. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

    Moreover, as we release enhanced versions of our products, we may not be successful in upgrading our customers who purchased previous versions of our eBI Suite to the current version. We also may not be successful in selling add-on modules for our products to existing customers. Any failure to continue to upgrade existing customers' products or sell new modules, if and when they are introduced, could negatively impact customer satisfaction and our revenues.

  Our revenues will likely decline if we do not develop and maintain successful relationships with our systems integration partners, and these systems integrators also have relationships with our competitors.

    In 2000, we entered into agreements with EDS and CSC for them to install and deploy our products and perform custom integration of systems and applications. These systems integrators also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing, and implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of the systems integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms to recommend our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services.

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

    In March 2001, the Company entered into a strategic marketing agreement and established a relationship with GMC. Under this agreement, GMC will assist us in our sales and marketing efforts to affiliates within the GMC family of companies and their suppliers. If this relationship with GMC fails to develop as we anticipate, we will have to devote more resources to the sales and marketing of our products than we would otherwise, and our efforts may not be as effective as those of GMC in marketing our products to these divisions and companies affiliated with GMC. Our failure to maintain this relationship with GMC could harm our ability to increase our revenues from the license and successful implementation of our software products in this key commercial market.

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

    Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of our revenues in a given quarter has been recorded in the final month of that quarter, with a concentration of these revenues in the last two weeks of the final month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenues from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause a decline in our stock price. We realize substantially higher gross margins on our license revenues compared to our services and maintenance revenues. Thus, our margins for any particular quarter will be highly dependent on our revenue mix in that quarter. In our international markets, we have experienced some seasonality of revenues, with lower revenues in the summer months. Although this seasonality has not had a material impact on our operating results in the past, we cannot assure you that our operating results will not fluctuate in the future as a result of these and other international trends.

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

    Revenues from the sale of products and services outside the United States accounted for 33% and 22% of our total revenues for the six months ended June 30, 2001 and 2000. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 18% and 9% for the six months ended June 30, 2001 and 2000, respectively, while revenues from the sale of our products and services in Germany as a percent of total revenues remained unchanged at 4% for the six months ended June 30, 2001 and 2000. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

    Our products and their interactions with customers' software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when our products are introduced or as new versions are released. In the past we have discovered software errors in our new releases and new products after their introduction, which has resulted in additional research and development expenses. To date, these additional expenses have not been material. These errors have resulted in product release delays, delayed revenues and customer dissatisfaction. In the future we may discover errors, including performance limitations, in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity, which could have a negative impact on future sales. Although we maintain product liability and errors and omissions insurance, we cannot assure you that these policies will be sufficient to compensate for losses caused by any of these occurrences.

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

    The market for e-Business integration software is rapidly evolving. We earn substantially all of our license revenues from sales of our eBI Suite software suite. We expect to earn substantially all of our revenues in the foreseeable future from sales of our eBI Suite and related products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and e-Business solutions and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for e-Business integration software. If this market fails to grow, or grows more slowly than we expect, our revenues will be adversely affected.

  If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.

    We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our product from our competitors' products. The unauthorized use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We have no issued patents. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

    The Company develops products in the United States and sells them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of these events were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. For the three months ended June 30, 2001 we incurred losses of approximately $(128,000) due to the effect of foreign currency fluctuations as compared to no significant gains or losses for the same period in the prior year. For the six months ended June 30, 2001 we incurred losses of approximately ($157,000) as compared to no significant gains or losses for the six months ending June 30, 2000. Revenues from international customers represented 37% and 20% for the three months ended June 31, 2001 and 2000, respectively, and 33% and 22% for the six months ended June 30, 2001 and 2000, respectively.

    Our line of credit and equipment line of credit carry a floating interest rate based on prime plus 0.5% and 0.75%, respectively. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rates on our line of credit and equipment line of credit as of June 30, 2001 was 7.25% and 7.5%, respectively.

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

Item 2. Changes in Securities and Use of Proceeds

(a) Modification of Constituent Instruments

    Not applicable.

(b) Change in Rights

    Not applicable

(c) Changes in Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of SeeBeyond Technology Corporation was held on May 1, 2001, during which the following three proposals were voted on:

Proposal One: Election of Directors

Directors elected	For	Against
Steven A. Ledger	58,527,002	53,726
George J. Still	58,526,983	53,745

Directors not standing for election

James T. Demetriades
Raymond J. Lane
Jack L. Wilson
George Abigail
Salah M. Hassanein

Proposal Two: Approval of Reincorporation in Delaware

    The shareholders approved a change in the Company's state of incorporation from California to Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary of the Company.

For:	47,854,997
Against:	1,183,983
Abstain:	2,373,560
Broker Non Vote:	17,837,985

Proposal Three: Ratification of Appointment of Independent Auditors

For:	58,093,650
Against:	480,301
Abstain:	6,777
Broker Non Vote:	0

Item 6. Exhibits and reports of Form 8-K

(a)
Exhibits.

    None.

(b)
Reports on Form 8-K.

    None.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2001.

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
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and reports of Form 8-K
Signatures