Form 10-Q
period 2001-09-30
SEEBEYOND TECHNOLOGY CORP
filed 2001-11-14
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 000-30207

SEEBEYOND TECHNOLOGY CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	95-4249153
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

404 E Huntington Drive
Monrovia, California 91016
(Address of Principal Executive Office)
(626) 471-6000
(Address, including Zip Code, of Registrant's Principal Executive Offices
and Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, as of November 13, 2001 was 71,831,962. The Company's state of incorporation changed effective July 9, 2001 from California to Delaware by means of a merger of the Company with and into a wholly owned Delaware subsidiary of the Company.

SeeBeyond Technology Corporation and Subsidiaries

INDEX

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share data	September 30, 2001	December 31, 2000
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,898	$29,428
Accounts receivable, net of allowances of $1,595 and $1,127 at September 30, 2001 and December 31, 2000, respectively	44,711	40,856
Prepaid expenses and other current assets	3,809	2,368

Total current assets	75,418	72,652
Property and equipment, net	13,800	10,062
Related party receivable	972	422
Goodwill	1,025	—
Other assets	793	1,822

Total assets	$92,008	$84,958

Liabilities and stockholders' equity:
Current liabilities:
Bank line of credit	$4,000	$—
Accounts payable	9,591	13,664
Accrued compensation and related expenses	9,703	6,673
Accrued expenses	14,354	8,525
Deferred revenues	22,315	19,657

Total current liabilities	59,963	48,519
Note payable and other obligation	1,954	400

Total liabilities	61,917	48,919
Stockholders' equity:
Preferred stock, $.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—
Common stock, $.0001 par value—200,000,000 shares authorized; 71,765,614 and 69,678,315 share issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	7	7
Additional paid-in capital	138,962	130,134
Deferred stock compensation	(3,396)	(8,623)
Accumulated other comprehensive loss	(1,405)	(416)
Accumulated deficit	(104,077)	(85,063)

Total stockholders' equity	30,091	36,039

Total liabilities and stockholders' equity	$92,008	$84,958

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data
	2001	2000	2001	2000
Revenues:
License (net of amortization of marketing warrants of $0 and $0 and $1,116 and $0 for the three months and nine months ended September 30, 2001 and 2000, respectively.)	$21,497	$17,567	$85,148	$38,069
Services	12,456	9,287	36,015	22,956
Maintenance	8,142	4,438	20,712	11,035

Total revenues	42,095	31,292	141,875	72,060
Costs and expenses:
Cost of license revenues	370	183	1,467	414
Cost of services revenues	9,527	7,750	30,117	20,507
Cost of maintenance revenues	1,365	879	3,441	2,499
Research and development	7,520	5,311	21,545	13,533
Sales and marketing	21,435	20,792	78,770	49,746
General and administrative	4,967	4,558	16,659	11,989
Restructuring charge	3,426	—	3,426	—
Amortization of goodwill	95	—	223	—
Amortization of warrants	980	1,263	3,845	5,534
Amortization of stock-compensation	409	840	1,473	3,187

Total costs and expenses	50,094	41,576	160,966	107,409

Loss from operations	(7,999)	(10,284)	(19,091)	(35,349)
Other income (expense)
Interest, net	223	379	339	(392)

Loss before income tax provision	(7,776)	(9,905)	(18,752)	(35,741)
Provision for income tax	11	—	262	—

Net loss	(7,787)	(9,905)	(19,014)	(35,741)
Accretion on preferred stock	—	—	—	769

Net loss available to common shareholders	$(7,787)	$(9,905)	$(19,014)	$(36,510)

Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.27)	$(0.61)

Number of shares used in calculating basic and diluted net loss per share	71,650	69,035	70,937	59,397

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
In thousands
	2001	2000
Cash flows from operating activities:
Net loss	$(19,014)	$(35,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	144	—
Depreciation and amortization	3,662	2,094
Provision for doubtful accounts receivable	468	66
Amortization of goodwill	223	—
Amortization of marketing warrants	1,170	—
Amortization of alliance warrants	3,791	5,534
Amortization of stock based compensation	1,473	3,187
Changes in assets and liabilities:
Accounts receivable	(3,707)	(11,673)
Prepaid expenses and other current assets	(1,347)	(972)
Accounts payable	(4,514)	4,751
Other accrued expenses	8,132	9,920
Deferred revenue	2,658	4,582

Net cash used in operating activities:	(6,861)	(18,252)

Cash flows from investing activities:
Purchases of property and equipment	(7,511)	(3,800)
Payments to acquire companies, net of cash acquired	(95)	—
Related party receivable	(500)	—
Other	986	(862)

Net cash used in investing activities	(7,120)	(4,662)

Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	5,554	(3,361)
Proceeds from issuance of common stock pursuant to initial public offering, net	—	49,646
Proceeds from issuance of common stock pursuant to concurrent offering, net	—	14,100
Payments on notes payable, net	—	(10,000)
Proceeds from issuance of common stock pursuant to employee stock option plan	4,236	4,032
Proceeds from issuance of common stock pursuant to employee stock purchase plan	2,650	—

Net cash provided by financing activities	12,440	54,417

Effect of exchange rate changes on cash and cash equivalents	(989)	(230)

Net (decrease) increase in cash and cash equivalents	(2,530)	31,273
Cash and cash equivalents at beginning of the period	29,428	1,572

Cash and cash equivalents at end of the period	$26,898	$32,845

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1. The Company and Summary of Significant Accounting Policies

The Company

    SeeBeyond Technology Corporation (the "Company"), formerly known as Software Technologies Corporation, provides a comprehensive solution for e-Business application integration, enabling the seamless flow of information within and among all systems, applications and enterprises on a global basis in real time. The Company provides this solution to its customers primarily by license of its software and also by offering software implementation and consulting services. The Company was founded in 1989 and sold its first product and services in 1991. Following the launch in November 1999 of the fourth generation of its primary product with the introduction of e*Gate 4.0, the Company launched the next version of its eBusiness Integration Suite ("eBI Suite") version 4.5, in June 2001.

    The Company's operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company's product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The information furnished is unaudited and reflects all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000 as filed with the Securities and Exchange Commission ("SEC").

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

Reclassifications

    Certain amounts in the December 31, 2000 condensed consolidated financial statements have been reclassified to conform to the September 30, 2001 presentation.

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

    Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(7,787)	$(9,905)	$(19,014)	$(35,741)
Other comprehensive loss:
Foreign translation adjustment	(419)	(108)	(989)	(230)

Comprehensive loss	$(8,206)	$(10,013)	$(20,003)	$(35,971)

Recently Issued Accounting Pronouncements

    In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" was issued and the Company expects to adopt these new standards January 1, 2002. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company is in the process of evaluating the effect of these new pronouncements.

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

    The Company maintains operations in North America and sixteen countries in Europe and the Pacific Rim including: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories is presented below.

    Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
North America	$28,128	$22,027	$95,265	$53,864
Europe	10,284	7,001	35,446	13,479
Pacific Rim	3,683	2,264	11,164	4,717

Total net revenues	$42,095	$31,292	$141,875	$72,060

	September 30, 2001	December 30, 2000
Long-lived assets:
North America	$13,495	$9,468
Europe	2,818	2,605
Pacific Rim	277	233

Total long-lived assets	$16,590	$12,306

    No single customer accounted for more than 10% of the Company's net revenues during the three months or nine months ended September 30, 2001.

Note 3. Computation of Net Loss Per Share

    The following table sets forth the computations of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net loss	$(7,787)	$(9,905)	$(19,014)	$(35,741)
Accretion of preferred stock	—	—	—	(769)

Net loss available to common shareholders	$(7,787)	$(9,905)	$(19,014)	$(36,510)

Denominator:
Denominator for basic and diluted net loss per share weighted average shares outstanding	71,650	69,035	70,937	59,397

Basic and diluted net loss per share	$(0.11)	$(0.14)	$(0.27)	$(0.61)

    Options to purchase 16,321,863 and 14,532,765 shares of common stock were outstanding as of September 30, 2001 and 2000, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 4. Commitments, Contingencies and Debt

Bank Line of Credit and Notes Payable

    In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and expires May 31, 2002. In October 2001 the Line was amended to expire on May 31, 2003. The interest rate at September 30, 2001 was 6.5% and at December 31, 2000 was 10.25%. As of September 30, 2001 $8.8 million was available under the Line, and as of December 31, 2000, $15.0 million was available. The Company may use up to $5.0 million of the Line to issue letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios. As of September 30, 2001, the company was in compliance with such covenants.

    As of September 30, 2001 and December 31, 2001, the Company established a $3.0 million equipment line (the "Equipment Line") with the same lending institution as the Line that bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at September 30, 2001 was 6.75% and at December 31, 2000 was 10.25%. The Company may draw against the Equipment Line through November 30, 2001. In October 2001 the Equipment Line was amended to a $2.0 million credit facility. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of September 30, 2001 and December 31, 2000, there was $2.0 million and $400,000, respectively outstanding under the Equipment Line, which is secured by certain assets of the Company.

Business Combination

    In July 2001 the Company acquired SeeBeyond Nordic ApS ("Nordic"), an independent distributor of the Company's software. The Company purchased all of the outstanding capital stock of Nordic for approximately $116,000. The transaction was accounted for under the purchase method of accounting and the excess purchase price was recorded as goodwill. Proforma financial information is not presented as such amounts are not material.

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

Note 5. Amortization of Stock-Based Compensation

    Various expense line items on the statement of operations relates to the amortization of stock-based compensation. These expense line items are presented exclusive of the amortization and the total amortization of stock-based compensation is presented as a separate line item. The following table itemizes the line items affected and the corresponding amortization of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Stock-based compensation related to:
Cost of services revenues	$64	$132	$231	$496
Research and development	72	149	259	545
Sales and marketing	242	496	873	1,853
General and administrative	31	63	110	293

Total amortized stock-based compensation	$409	$840	$1,473	$3,187

Note 6. Stockholders' Equity

Warrant Grants

    In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant was exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. As of September 30, 2001 262,500 shares subject to the warrant were fully vested.

Note 7. Restructuring Charge

    During the three months ended September 30, 2001, the Company recorded a restructuring charge of $3.4 million for employee termination benefits and related costs. At September 30, 2001 approximately $700,000 remain in accrued expenses, the majority of which are expected to be paid in the fourth quarter. These restructuring charges were taken to align the Company's cost structure with changing market conditions. The restructuring resulted in headcount reductions of approximately 228 employees, which was made up of 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.

Note 8. Subsequent Events

    In October 2001, the company amended the $15.0 million Line to extend the expiration date through May 31, 2003. Previously the Line was set to expire on May 31, 2002. In October 2001, the Company also amended the Equipment Line by reducing the maximum amount available for borrowing to $2.0 million from $3.0 million.

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

Overview

    We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. Following the launch in November 1999 of the fourth generation of its primary product with the introduction of e*Gate 4.0, we launched the next version of its eBusiness Integration Suite ("eBI Suite") version 4.5, in June 2001. In anticipation of these releases, we accelerated the growth of our product development, services and sales and marketing organizations. We incurred significant losses in 1999 and 2000, and as of September 30, 2001, we had an accumulated deficit of approximately $104 million.

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

    We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales have grown to 33% of total revenues for the nine months ended September 30, 2001 from 25% of total revenues for the same period in the previous year. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

    Our costs and expenses are classified as cost of license revenues, cost of service revenues, cost of maintenance revenues, research and development, sales and marketing and general and administrative. Each category, except cost of license revenues includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the nine months ended September 30, 2001, our gross margin was 98.3% on our license revenues, 16.4% on our services revenues and 83.4% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues compared to our services revenues. As a result, our overall gross margin depends significantly on our revenues mix.

    Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Also included in our operating expenses are the restructuring charge, amortizations of goodwill, alliance warrants, marketing warrants and stock compensation.

    In order to increase both our company's and our products' market presence, we entered into strategic alliances with Computer Sciences Corporation ("CSC") in March 2000, Electronic Data Systems Corporation ("EDS") in January 2000 and Accenture, formerly Andersen Consulting, in November 1999. We granted each of these strategic partners a warrant to purchase up to 1,200,000 shares of our common stock which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate software market offerings in the case of Accenture and CSC and the generation of SeeBeyond license revenues by selling our products to third parties in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Accenture, $6.67 for EDS and $14.00 for CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option-pricing model, we valued the warrants granted to Accenture in 1999 at $3.3 million and the warrants granted to EDS and CSC at $10.1 million. These amounts are included in common stock and are being amortized by charges to operations over the vesting periods of the warrants. We recognized amortization of $1.3 million and $3.8 million for the three months and nine months ended September 30, 2001, respectively, and $1.3 million and $5.5 million for the three months and nine months ended September 30, 2000, respectively, and we will recognize additional amortization of $1.3 million in 2001 and the remainder of $0.7 million in 2002.

    In March 2001, we entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant was exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales an marketing support. As of September 30, 2001, a total of 262,500 shares subject to the warrant were vested. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for this strategic partner to make future product purchases from us.

    In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through September 30, 2001, of which approximately $1.4 million remains to be amortized. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of shareholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $400,000 and $1.5 million for the three months and none months ended September 30, 2001, respectively. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

  Results of Operations

    The following table sets forth our results of operations for the three months ended and nine months ended September 30, 2001 and 2000 respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
License	51%	56%	60%	53%
Services	30	30	25	32
Maintenance	19	14	15	15

Total revenues	100	100	100	100
Costs and expenses:
Cost of license revenues	1	1	1	1
Cost of services revenues	23	25	21	28
Cost of maintenance revenues	3	3	2	3
Research and development	18	17	15	19
Sales and marketing	51	66	56	69
General and administrative	12	15	12	17
Restructuring charge	8	—	2	—
Amortization of goodwill	—	—	—	—
Amortization of warrants	2	4	3	8
Amortization of stock based compensation	1	3	1	4

Total costs and expenses	119	134	113	149

Loss from operations	(19)	(34)	(13)	(49)
Other income (expense), net	—	—	—	—

Loss before provision for income taxes	(19)	(34)	(13)	(49)
Provision for income taxes	—	—	—	—

Net loss	(19)%	(34)%	(13)%	(49)%

Results of operations for the three months ended September 30, 2001 and September 30, 2000:

Revenues

    Total revenues.  Total revenues for the three months ended September 30, 2001 increased 35% from the same period last year, from $31.3 million to $42.1 million. Total revenues for the three months ended September 30, 2001 increased primarily due to an increase in sales of our products and services to both new and existing customers.

    License revenues.  License revenues for the three months ended September 30, 2001, increased 22% from the same period last year, from $17.6 million to $21.5 million. License revenues for the three months ended September 30, 2001, as a percentage of total revenues were 51%, as compared to 56% for the same period in the previous year. The increase in the absolute dollar amount of license revenues was due primarily to continued sales of the eBI Suite and our B2B Business Process Management product offerings, the increasing acceptance of our product in key vertical markets and the expansion of our relationships with leading systems integrators. The decrease in license revenue as a percentage of total revenues for the three months ended September 30, 2001 was due to an economic slowdown and a decline in information technology spending in general.

    Services revenues.  Services revenues for the three months ended September 30, 2001, increased 34% from the same period in the previous year, from $9.3 million to $12.5 million. Services revenues for the three months ended September 30, 2001, as a percentage of total revenues remained constant at 30% from the same period in the previous year. The increase in the absolute dollar amount in services revenues was due primarily to the growth of consulting revenues associated with increased licensing revenues.

    Maintenance revenues.  Maintenance revenues for the three months ended September 30, 2001, increased 84% from the same period in the previous year, from $4.4 million to $8.1 million. Maintenance revenues for the three months ended September 30, 2001, as a percentage of total revenues were 19%, as compared to 14% for the same period in the previous year. The increase in maintenance revenues was due primarily the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenue.

Costs and expenses

    Cost of license revenues.  Cost of license revenues for the three months ended September 30, 2001, was approximately $370,000, compared to $183,000 in the same period in the previous year. Cost of license revenues consist primarily of the cost of third party licensed software embedded or bundled with our products. This increase was due to the corresponding absolute dollar increase in revenues.

    Cost of services revenues.  Cost of services revenues for the three months ended September 30, 2001, increased 22% from the same period in the previous year, from $7.8 million to $9.5 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 23% for the three months ended September 30, 2001, as compared to 25% for the same period in the previous year. This decrease was due primarily to the decrease in cost of services revenues as a percentage of services revenues. We expect that cost of services revenues will increase slightly in absolute dollars for the remainder of 2001.

    Cost of maintenance revenues.  Cost of maintenance revenues for the three months ended September 30, 2001, increased 59% from the same period in the previous year, from approximately $879,000 to $1.4 million. Cost of maintenance revenues as a percentage of total revenues was 3% for the three months ended September 30, 2001, as compared to 3% for the same period in the previous year.

    Research and development expenses.  Research and development expenses for the three months ended September 30, 2001, increased 42% from the same period in the previous year, from $5.3 million to $7.5 million. Research and development expenses as a percentage of total revenues were 18% for the three months ended September 30, 2001 as compared to 17% for the same period in the prior year.

The increases in research and development expenses were due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to invest in the further development of our products.

    Sales and marketing expenses.  Sales and marketing expenses for the three months ended September 30, 2001, increased 3% from the same period in the previous year, from $20.8 million to $21.4 million. Sales and marketing expenses as a percentage of total revenues were 51% for the quarter ended September 30, 2001 as compared to 66% for the same period in the prior year. Sales and marketing expenses for the three months ended September 30, 2001 however, decreased 28% from the three months ended June 2001, from $29.8 million to $21.4 million. This decrease in sales and marketing expense was due primarily to a decrease in marketing staff and promotional and public relations activities during the three months ended September 30, 2001, as well as the completion of a reduction in our workforce in July 2001. We anticipate that our sales and marketing expense will decrease in absolute dollars and as a percentage of total revenues for the remainder of 2001, primarily as a result of the completion of reductions in our workforce during the quarter.

    General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2001, increased 9% from the same period in the previous year, from $4.6 million to $5.0 million. General and administrative expenses as a percentage of total revenues were 12% for the quarter ended September 30, 2001 as compared to 15% for the same period in the prior year. General and administrative expenses for the three months ended September 30, 2001, however, decreased 12% from the three months ended June 30, 2001, from $5.7 million to $5.0 million. This decrease in general and administrative expenses was due primarily to the completion of the reduction in workforce in July 2001. We anticipate general and administrative expenses to decrease in absolute dollars for the remainder of 2001, primarily as a result of the completion of a reduction in workforce during the quarter.

    Amortization of goodwill.  Amortization of goodwill for the three months ended September 30, 2001, was $95,000, compared to $0 for the same period in the prior year. The increase in amortization of goodwill was a result of the acquisition of the Swiss distributorship in the first quarter of 2001.

    Amortization of warrants.  Amortization of warrants for the three months ended September 30, 2001, was $980,000, compared to $1.3 million for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to a strategic alliance partner in January 2000 being fully amortized during 2000.

    Amortization of stock-based compensation.  In connection with the stock options grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million. Amortization of stock-based compensation for the three months ended September 30, 2001, was approximately $409,000, compared to $840,000 for the same period in the previous year.

Other Income (Expense), Net

    Other income (expense), net consists primarily of interest income (expense). Other income, net for the three months ended September 30, 2001, was approximately $223,000 compared to other income of $379,000 for the same period last year. The decrease in income was primarily due to an decrease in interest income due to lower average cash balances during the three months ended September 30, 2001 as compared to the same period in the prior year.

Results of operations for the nine months ended September 30, 2001 and September 30, 2000:

Revenues

    Total revenues.  Total revenues for the nine months ended September 30, 2001 increased 97% from the same period last year, from $72.1 million to $141.9 million during the three months ended September 30, 2001, as compared to the same period in the prior year. Total revenues for the nine months ended September 30, 2001 increased primarily due to an increase in sales of our products and services to both new and existing customers.

    License revenues.  License revenues for the nine months ended September 30, 2001, increased 124% from the same period last year, from $38.1 million to $85.2 million. License revenues for the nine months ended September 30, 2001, as a percentage of total revenues were 60%, as compared to 53% for the same period in the previous year. These increases in license revenues were due primarily to continued sales of the eBI Suite and our B2B Business Process Management product offering, the increasing acceptance of our product in key vertical markets and the expansion of our relationships with leading systems integrators.

    Services revenues.  Services revenues for the nine months ended September 30, 2001, increased 57% from the same period in the previous year, from $23.0 million to $36.0 million. Services revenues for the nine months ended September 30, 2001, as a percentage of total revenues decreased to 25%, as compared to 32% for the same period in the previous year. The increase in the absolute dollar amount in services revenues was due primarily to the growth of consulting revenues associated with increased licensing revenues.

    Maintenance revenues.  Maintenance revenues for the nine months ended September 30, 2001, increased 88% from the same period in the previous year, from $11.0 million to $20.7 million. Maintenance revenues for the nine months ended September 30, 2001, as a percentage of total revenues were 15%, as compared to 15% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to increased licensed sales of our products and the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues.

Costs and expenses

    Cost of license revenues.  Cost of license revenues for the nine months ended September 30, 2001, was approximately $1.5 million compared to $414,000 in the same period in the previous year. Cost of license revenues consist primarily of the cost of third party licensed software embedded or bundled with our products.

    Cost of services revenues.  Cost of services revenues for the nine months ended September 30, 2001, increased 47% from the same period in the previous year, from $20.5 million to $30.1 million. This increase was due primarily to an increase in professional services staff and the related increase in services revenues. Cost of services revenues as a percentage of total revenues was 21% for the nine months ended September 30, 2001, as compared to 28% for the same period in the previous year. This decrease was due primarily to the decrease in cost of services revenues as a percentage of services revenues.

    Cost of maintenance revenues.  Cost of maintenance revenues for the nine months ended September 30, 2001, increased 36% from the same period in the previous year, from approximately $2.5 million to $3.4 million. Cost of maintenance revenues as a percentage of total revenues was 2% for the nine months ended September 30, 2001, as compared to 3% for the same period in the previous year. The increase in the absolute dollar amount of the cost of maintenance revenues is due to an increase in maintenance revenues from the same period in the previous year.

    Research and development expenses.  Research and development expenses for the nine months ended September 30, 2001, increased 60% from the same period in the previous year, from $13.5 million to $21.6 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 15% for the nine months ended September 30, 2001, as compared to 19% for the same period in the previous year. This decrease was due primarily to the increase in total revenues for the nine months ended September 30, 2001, as compared to the same period in the previous year.

    Sales and marketing expenses.  Sales and marketing expenses for the nine months ended September 30, 2001, increased 58% from the same period in the previous year, from $49.8 million to $78.8 million. Sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 2001, was 56%, as compared to 69% for the same period in the previous year. The increase in the absolute dollar amount of sales and marketing expense was due primarily to the expansion of our domestic and international direct sales forces, and the increase in marketing staff, promotional and public relations activities and product and corporate communications through June 30, 2001. Sales and marketing expenses for the three months ended September 30, 2001 decreased 28% from the three months ended June 30, 2001, from $29.8 million to $21.6 million. This decrease was due primarily to a decrease in marketing staff and promotional and public relationship activities during the three months ended September 30, 2001, as well as the completion of a reduction in workforce in July 2001.

    General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2001, increased 39% from the same period in the previous year, from $12.0 million to $16.7 million. General and administrative expenses as a percentage of total revenues for the nine months ended September 30, 2001, was 12%, as compared to 17% for the same period in the previous year. The increase in the absolute dollar amount of general and administrative expenses was due primarily to hiring additional executive, finance, information technologies and administrative personnel to support the growth of our business and worldwide infrastructure through June 30, 2001. General and administrative expenses for the three months ended September 30, 2001 decreased 12% from the three months ended June 30, 2001, from $5.7 million to $5.0 million. This decrease in general and administrative expenses was due primarily to the completion of a reduction in workforce in July 2001.

    Amortization of goodwill.  Amortization of goodwill for the nine months ended September 30, 2001, was $223,000, compared to $0 for the same period in the prior year. The increase in amortization of goodwill was a result of the acquisition of the Swiss distributorship in the first quarter of 2001.

    Amortization of warrants.  Amortization of warrants for the nine months ended September 30, 2001, was $3.9 million, compared to $5.5 million for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to a strategic alliance partner in January 2000 being fully amortized during 2000.

    Amortization of stock-based compensation.  In connection with the stock options grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million. Amortization of stock-based compensation for the nine months ended September 30, 2001, was approximately $1.5 million compared to $3.2 million for the same period in the previous year.

Other Income (Expense), Net

    Other income (expense), net consists primarily of interest income (expense). Other income (expense), net for the nine months ended September 30, 2001, was approximately $339,000 compared to $(392,000) for the same period last year. The decrease in expense was primarily due to an increase in interest income due to larger average cash balances during the nine month period ending September 30, 2001, as compared to the same period last year.

Liquidity and Capital Resources

    As of September 30, 2001, we had cash and cash equivalents of $26.9 million, a decrease of $2.5 million from $29.4 million held as of December 31, 2000.

    Net cash used in operating activities was $6.9 million during the nine months ended September 30, 2001, as compared with $18.3 million in the same period in the previous year. This period over period decrease in cash used in operating activities reflects a decrease in net loss and increases in other accrued expenses and deferred revenue offset by increases in accounts receivable, prepaid expenses and other current assets.

    Net cash used in investing activities was $7.1 million during the nine months ended September 30, 2001, as compared with $4.7 million in the same period in the previous year. The increase primarily was due to an increase in capital expenditures as a result of the expansion of our office facilities.

    Net cash provided by financing activities was $12.4 million during the nine months ended September 30, 2001, as compared with $54.4 million in the same period in the previous year. This decrease was due primarily to the completion of our initial public offering and concurrent private offering in May 2000, offset by the repayment of the bank line of credit and notes payable.

    In May 2000, we completed our IPO of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.6 million. Concurrent with the IPO, we completed the sale of 1,200,000 shares of common stock to a purchaser in a private placement at a price of $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $14.1 million.

    In October 2001, we extended the $15.0 million senior line of credit facility to May 31, 2003. The line of credit bears interest at a rate of prime plus .5%, payable monthly, and expires on May 31, 2003. As of September 30, 2001, we had $4.0 million in borrowings outstanding against the line of credit.

    We believe that our current cash and cash equivalents balance and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional funds, and we cannot be certain that weit will be able to obtain additional debt or equity financing on favorable terms, if at all. In addition, we may also utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

    We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of September 30, 2001, we had an accumulated deficit of $104.1 million. We may incur future losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

    Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our eBusiness Integration Suite. Accordingly, our future operating results will depend on the demand for eBusiness Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our core technology engine, e*Gate version 4.0, was completed in September 1999 and commercially launched in November 1999 followed by version 4.5 in September 2001. If our competitors release new products that are superior to our eBI Suite in performance or price, or if we fail to enhance our eBI Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our eBI Suite as a result of these or other factors would significantly reduce our revenues.

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

    In March 2001, we entered into a strategic marketing agreement and established a relationship with General Motors Corporation ("GMC"). Under this agreement, GMC will assist us in our sales and marketing efforts to affiliates within the GMC family of companies and their suppliers. If this relationship with GMC fails to develop as we anticipate, we will have to devote more resources to the sales and marketing of our products than we would otherwise, and our efforts may not be as effective as those of GMC in marketing our products to these divisions and companies affiliated with GMC. Our failure to maintain this relationship with GMC could harm our ability to increase our revenues from the license and successful implementation of our software products in this key commercial market.

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

    We must plan and manage our growth effectively in order to offer our products and services and achieve revenue growth and profitability in a rapidly evolving market. We continue to increase the scope of our operations domestically and internationally and have in recent years added a number of employees. Our growth has and will continue to place a significant strain on our management systems and resources, and we may not be able to effectively manage our growth in the future.

    Furthermore, if our relationships with systems integrators succeed and we are able to penetrate additional commercial markets, we will need additional sales and marketing and professional services resources to support these customers. The growth of our customer base will require us to invest significant resources in the training and development of our employees and our systems integration partners. If these organizations fail to keep pace with the number and demands of the customers that license our products, our ability to market and sell our products and services and our ability to develop new products and services will be harmed. To manage our business, we must continue to:

  •
  effectively manage our direct sales force;

  •
  effectively manage our professional services organization;

  •
  hire and retain qualified software engineers;

  •
  improve our operational, financial and management controls;

  •
  improve our reporting systems and procedures;

  •
  enhance our management and information control systems; and

  •
  effectively manage, train and motivate our workforce.

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

  A downturn in the general economy or an industry trend toward reducing or delaying additional information technology spending due to cost-cutting pressures could reduce demand for our products and services.

    We rely significantly upon customers making large information technology purchasing decisions a source of revenue. In 2001, we have experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on e-Business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced sales to our customers and could impair our operating results in future periods.

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

    Revenues from the sale of products and services outside the United States accounted for 33% and 22% of our total revenues for the nine months ended September 30, 2001 and 2000, respectively. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 18% and 9% for the nine months ended September 30, 2001 and 2000, respectively, while revenues from the sale of our products and services in Germany as a percent of total revenues remained unchanged at 4% for the nine months ended September 30, 2001 and 2000. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

Item 3: Quantitative and Qualitative Disclosure About Market Risk

    The Company develops products in the United States and sells them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of these events were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. For the three months ended September 30, 2001 we incurred losses of approximately $(49,000) due to the effect of foreign currency fluctuations as compared to no significant gains or losses for the same period in the prior year. For the nine months ended September 30, 2001 we incurred losses of approximately ($206,000) as compared to no significant gains or losses for the nine months ending September 30, 2000. Revenues from international customers represented 33% and 30% for the three months ended September 31, 2001 and 2000, respectively, and 33% and 25% for the nine months ended September 30, 2001 and 2000, respectively.

    Our line of credit and equipment line of credit carry a floating interest rate based on prime plus 0.5% and 0.75%, respectively. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rates on our line of credit and equipment line of credit as of September 30, 2001 was 6.5% and 6.75%, respectively.

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

Item 2. Changes in Securities and Use of Proceeds

(a)
Modification of Constituent Instruments

    Not applicable

(b)
Change in Rights

    Not applicable

(c)
Changes in Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 6. Exhibits and reports of Form 8-K

(a)
Exhibits.

    None.

(b)
Reports on Form 8-K.

    None.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2001.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA	Senior Vice President and Chief Financial Officer
Barry J. Plaga	(Principal Financial and Accounting Officer)

QuickLinks

SeeBeyond Technology Corporation and Subsidiaries
PART I—FINANCIAL INFORMATION Item 1. Financial Statements SeeBeyond Technology Corporation and Subsidiaries Condensed Consolidated Balance Sheets
SeeBeyond Technology Corporation and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited)
SeeBeyond Technology Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)
SeeBeyond Technology Corporation and Subsidiaries Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
Signatures