Form 10-K
period 2001-12-31
SEEBEYOND TECHNOLOGY CORP
filed 2002-02-08
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 000-30207

SEEBEYOND TECHNOLOGY CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4249153 (IRS Employer Identification No.)
404 E. Huntington Drive Monrovia, California 91016 (Address, including zip code, of Principal Executive Office)

(626) 471-6000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

      As of February 6, 2002, there were 76,134,363 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market as of February 6, 2002) was approximately $434,360,500. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

DOCUMENT INCORPORATED BY REFERENCE

      Certain sections of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 16, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SEEBEYOND TECHNOLOGY CORPORATION
For the Fiscal Year Ended December 31, 2001

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

PART I

Item 1:    Business

Overview

        SeeBeyond Technology Corporation (the "Company" or "SeeBeyond") is a leading provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. We believe that we offer the only comprehensive business integration solution architected from a single, internally-developed software code base, encompassing application-to-application integration, business-to-business integration, and business process management. Our Business Integration Suite builds upon more than twelve years of continuous development of business integration solutions within and among enterprises. As of December 31, 2001, we had licensed our products to over 1,600 customers worldwide.

Industry Background

        Today's difficult business and economic environment presents companies with a wide range of challenges. Competitive pressures, macroeconomic volatility, corporate mergers and acquisitions, the ubiquity of the Internet, shortened development and production cycles, shifting supplier relationships and diverse customer demands are forcing companies to adapt in numerous ways. In response, most companies have implemented aggressive e-Business initiatives in recent years, whereby business transactions and relationships are conducted electronically among enterprises. These e-Business initiatives have been adopted in an attempt to operate more efficiently and communicate better with suppliers, customers and partners. To this end, companies have made significant investments in a range of custom and packaged software applications such as enterprise resource planning, or ERP, supply chain management, or SCM, customer relationship management, or CRM, decision support and e-Commerce technologies. However, these applications generally were not designed to interact with each other, and the proliferation of these diverse technologies has resulted in highly disconnected and disparate information technology infrastructures. These diverse systems and applications often reside on different hardware platforms with varying and incompatible data formats and communication methods. As a result, information remains trapped within isolated systems. To enable truly automated business processes, these isolated systems must be seamlessly integrated. As companies seek enhanced profitability, integration solutions that enable dynamic and real-time connections across systems, applications and enterprises, and allow for the automation and active management of business processes, known as business process management, have become critical.

        Companies have historically tried to bridge disparate systems and applications through in-house or third-party custom development of point-to-point interfaces. This approach is no longer viable for many companies given the large and growing number of applications and the cost, time and resources required to create and maintain integration in a rapidly changing environment. In addition, when large numbers of applications and systems are linked through point-to-point interfaces, companies can have difficulty responding quickly to business changes because data is not exchanged in real time. Integrating with systems external to an enterprise such as those of its suppliers, customers and partners, is an additional challenge that requires expertise in Internet technologies and a solution that is reliable, secure, centrally managed and scalable to a very large number of disparate users.

        The integration demands of e-Business present major technical challenges. In an attempt to address these challenges, companies have implemented various ERP, e-Business application integration, or eAI, and electronic data interchange, or EDI, technologies. However, these solutions each have their own limitations in terms of time-to-market, cost, performance or flexibility, and no one approach fully addresses the entire e-Business integration challenge.

The SeeBeyond Solution

        We have developed a comprehensive solution for business integration, enabling the seamless flow of information across systems, applications and enterprises in real-time on a global basis. Our Business Integration Suite provides companies with a flexible and easily configurable software platform to connect applications and systems within an organization and among geographically dispersed enterprises, allowing for continuous and reliable information exchange to meet today's fast-paced business demands. In contrast to other eAI approaches, we believe that we are the only provider of a comprehensive solution for business integration where all key integration technologies, including application-to-application, business-to-business and business process management, are seamlessly integrated. Because we have architected all of our products from a single, internally-developed code base, our solutions are fully integrated to deliver faster time-to-market, improved performance and higher reliability for our customers. The fourth generation of our core product, e*Gate Integrator, is a comprehensive and centrally managed solution that addresses the need for a distributed, scalable and global business integration infrastructure.

        Our application-to-application integration capability provides extensive pre-built application interfaces and facilitates rapid connectivity to packaged applications, legacy applications, web and object technologies and industry standard relational databases. Our business-to-business integration capability supports various trading partner business models, including direct partner-to-partner integration, trading exchange or marketplace integration, as well as more traditional EDI integration. Our business process management capability enables our customers to model, monitor and manage business process flows of business activities in real-time.

        Our solution provides the following business benefits to our customers:

        Enhanced Financial Performance and Customer Service.    Our flexible integration suite enables our customers to focus on pursuing business initiatives designed to enhance revenue, profit and customer service. The open architecture and robust functionality of our solution allows our customers to efficiently implement and adapt their business strategies in response to market dynamics and other factors. Customers can quickly react and easily adapt to operational and system changes as a result of dynamic supplier and customer relationships, macroeconomic volatility and mergers and acquisitions.

        Scalable and Reliable Business Integration Suite.    Our modular solution is designed to be expandable within a customer's organization and throughout its geographically dispersed and technologically diverse network of customers, suppliers and partners. Our Business Integration Suite can grow to manage the transaction levels required for global business with minimal technical or administrative complexity. As opposed to solutions based on hub-and-spoke architectures, our solution is based on a fully-distributed architecture that delivers scalability without any single point of failure. Our distributed architecture avoids the bottlenecks associated with alternative integration approaches by distributing processing throughout a network and providing a central registry that manages this distributed configuration across the entire network.

        Rapid Time to Market.    Our solution is designed for easy and rapid deployment, enabling our customers to reduce time to market for their products and services. Our Business Integration Suite is designed to allow the efficient incorporation of, and integration with, evolving technologies and standards, minimizing programming effort and enabling real-time integration of applications and systems. Our comprehensive solution was developed as a unified suite, eliminating the need for disparate integration technologies from multiple vendors.

        Lower Operating Costs.    Our solution is designed to enable customers to automate and streamline business processes for increased operating efficiency, resulting in improved cycle times, optimized service level agreements and lower operating costs. In addition, our suite enables companies to leverage existing IT investments and minimizes the need for expensive custom programming. As a result, in response to changing business dynamics, our solution allows for efficient business process modifications, substantially reducing the implementation and maintenance costs associated with traditional integration approaches.

The SeeBeyond Strategy

        Our objective is to provide the leading business integration solution to manage the real-time, seamless flow of information across the enterprise and among customers, suppliers and partners. Our strategy for achieving this objective includes the following elements:

        Capitalize on our Integrated Solutions and Technology Leadership.    Our focus is and will continue to be on providing our customers the most open, comprehensive and unified integration infrastructure available for companies seeking to significantly improve business operations and increase their return on investment through seamless application integration, dynamic business-to-business connectivity and robust business process management. Our product architecture is open, and we currently support numerous technology standards, including J2EE, .Net and web services protocols. We will continue to invest in our software to enhance its functionality and provide a complete solution for business integration.

        Enhance Presence in Targeted Vertical Markets.    Our Business Integration Suite is designed to be easily adaptable to multiple vertical markets, and customers have adopted our products across a broad range of industry segments, including financial services/insurance, manufacturing, healthcare, telecommunications/energy/utilities, government and retail. We intend to continue expanding penetration of vertical markets that we believe represent significant revenue opportunities. We have dedicated sales and marketing resources targeted at specific vertical markets, and we plan to extend this approach to additional industry segments. We also intend to provide additional industry-specific product functionality and partner with systems integrators and software vendors that have expertise in particular vertical markets.

        Leverage Distribution, Consulting and Implementation Through Strategic Alliances.    We have entered into significant strategic alliances with Accenture, Computer Sciences Corporation, Electronic Data Systems and PricewaterhouseCoopers. We intend to expand and seek additional strategic alliances with leading systems integrators, software and hardware vendors to increase our market penetration. We believe that our Business Integration Suite enables our strategic partners to offer readily deployable, repeatable business integration solutions. These alliances provide for benefits, such as qualified customer introductions, the development and marketing of repeatable vertical industry market offerings and the generation of license revenue for us. We have also signed reseller agreements with software vendors, such as Commerce One and Retek, and we intend to continue to pursue opportunities to provide our integration capabilities to additional partners.

        Continue Expansion into International Markets.    We believe that international markets represent a significant growth opportunity. In the year ended December 31, 2001, revenues from outside the United States accounted for $63.5 million, or 34% of our total revenues. We plan to broaden the scope of our global operations by investing in additional markets and continuing to expand our presence in the international markets we currently serve, particularly in Europe and the Asia Pacific region.

        Become the Preferred Integration Standard for Large Global Entities.    To date, numerous enterprises, such as General Motors, Philip Morris and Target Corporation, have announced that our Business Integration Suite will be the standard upon which to integrate their systems and applications. We intend to become the standard upon which large customers integrate their internal enterprise information systems and connect externally with their customers, partners and suppliers. We believe that by becoming the integration standard for our customers, we can create stronger customer relationships and generate additional follow-on sales opportunities.

Products

        The SeeBeyond Business Integration Suite provides the following key capabilities:

  •
  Enterprise Integration.  Integration capabilities are the core of all of our Business Integration Suite offerings at each of the data, application, system or business process levels. Our Business Integration Suite provides a robust, scalable and reliable integration platform. Business applications or systems are connected to a network via pre-built adapters called e*Way Intelligent Adapters, enabling them to work together. As opposed to solutions based upon hub-and-spoke architectures, the SeeBeyond Business Integration Suite is based on a fully distributed architecture that enables scalability through its ability to dynamically deploy components as needed anywhere on the network, thus making maximum use of enterprise computing capacity. While the e*Gate integration software features a robust distributed architecture without any single point of failure, the configuration of the entire infrastructure is centrally managed for ease of on-going administration and low total cost of ownership. Reliability results from the architecture's flexible deployment options for load balancing, its ability to change business processes dynamically without stopping the system, its ability to recover from hardware failures without data loss or duplication and its support of transactional integrity. Additionally, cross-indexing capabilities allow customers and trading partners to be identified uniquely and automatically from various data-stores within and among enterprises.

  •
  Business Process Management.  Using the graphical business modeling tools provided by our e*Insight Business Process Manager software, business users can quickly define automated or manual business processes and easily modify those processes in response to business dynamics. The technical details of each business process are made visible in a hierarchy of graphical views that span all levels of integration, both internal and external, down to the most detailed data manipulation and networking aspects. Graphical monitoring of business processes allows business users to observe the status of individual events and processes, to detect and correct abnormal conditions in real-time, and to audit and analyze process history for further optimization. Real-time alerts or process exceptions can trigger wireless alerts, e-mails, faxes or messages to system management tools based on any business or system event.

  •
  Business Partner Interoperability.  e*Xchange Partner Manager and e*Gate Integrator software support a wide range of secure inter- and intra-business processes. e*Xchange software provides trading partner management to simplify the setup and configuration of business partner and customer profiles. e*Xchange software manages information flows and events external to the enterprise, including XML-based exchanges over the Internet, either directly or through trading exchanges, traditional EDI over value added networks or new Internet-based EDI protocols, as well as other methods of communication, such as e-mail, faxes and other forms of electronic messages. Inter-business processes supported by the SeeBeyond Business Integration Suite may also include transactions via electronic funds transfer networks such as S.W.I.F.T., direct bank deposits, and credit, securities and other financial transactions.

        The SeeBeyond Business Integration Suite is comprised of the following specialized product offerings that meet specific integration needs:

  •
  e*Gate Integrator is a robust business integration platform, delivering performance and extensibility required for globally integrating information across disparate applications and systems within and among enterprises. e*Gate provides a component-based integration architecture that is network-optimized to provide significant extensibility, scalability and high availability. The e*Gate software distributed architecture avoids processing bottlenecks and the single point of failure found in hub-and-spoke and point-to-point solutions. In addition, the software delivers robust security to validate and protect application data throughout both public and private networks.

  •
  e*Way Intelligent Adapters combined with e*Gate's open architecture accelerate business integration implementation by providing out-of-the-box connectivity to a wide variety of packaged applications, databases, communication protocols, systems, and technologies for trading partner and application integration. Each e*Way adapter provides system-specific business logic and data validation, built-in messaging and non-invasive connectivity to minimize deployment time and interface maintenance. We currently offer approximately 70 e*Way intelligent adapters, including adapters for packaged applications, such as SAP, PeopleSoft, Siebel, direct database access, such as Oracle, Sybase, eCommerce applications, such as Ariba, Commerce One, web server/portal access, such as iPlanet, Websphere, communications applications, such as HTTP/HTTPS, FTP, e-mail, and legacy applications and data stores, such as CICS, IMS, ADABAS, VSAM. A generic e*Way extension kit is also available for rapid development of custom e*Way adapters.

  •
  e*Xchange Partner Manager is built on the e*Gate Integrator platform, and is a web-based trading partner management solution for automating and securely managing business partner relationships for real-time interaction between the enterprise and its partners, suppliers and customers. The SeeBeyond e*Xchange Partner Manager accelerates the creation of business partner relationships through flexible trading partner profile management, rapid and secure connectivity and extensive protocol support. Protocol support includes pre-defined logic for enveloping, validating and handling leading e-Business protocols, such as X12, EDIFACT, HIPAA, RosettaNet, BizTalk and CIDX, including the public or shared processes between companies, such as acknowledgments, negative acknowledgements, responses and control messages.

  •
  e*Insight Business Process Manager provides process-driven business integration, allowing key automated and manual business processes to be modeled, implemented, monitored, managed and optimized over time. e*Insight Business Process Manager is comprised of three primary components that provide automation services. e*Insight Process Manager allows business and technical analysts to collaborate and accelerate the creation of business processes, and enables the business analyst to graphically monitor, manage and optimize business processes over time. The e*Insight Process Repository acts as a process data warehouse automatically storing process templates as well as all current and historic business process data. e*Insight Process Engine manages all the running business process instances based on business rules configured in each process model. Since e*Insight is built on e*Gate Integrator, the software acts not only as a visual representation of business processes, but also generates the components of the underlying integration solution within the e*Gate software.

  •
  e*Index Global Identifier uniquely identifies customers across disparate systems and automatically builds a cross-index of the many different local identifiers used to represent the same customer. This cross-index enables the SeeBeyond Business Integration Suite to seamlessly share customer information among these systems without requiring changes to every system.

  •
  e*Xpressway Integrator addresses the most significant challenge faced by Global 2000 businesses and business-to-business marketplaces today in connecting business partners to fully automate cross-enterprise processes in a cost-effective, rapid and repeatable manner. e*Xpressway Integrator is a web-based, trading partner solution that enables rapid business partner connectivity and integration through a comprehensive business-to-business implementation process, graphical configuration wizards and partner-downloadable connectivity software. Business partners follow an intuitive, step-by-step process to register their partner profile, configure connectivity and integration software, and then install their personalized software. The result is that business partners can securely connect their systems to their trading partners in a matter of days.

        Our core software product was commercially introduced in 1991, and in June 2001, we released the 4.5 version of e*Gate software. We are continually enhancing our Business Integration Suite and, in particular, we are focusing on extending our distributed integration strategy by focusing on continued and enhanced support for core infrastructure standards, such as J2EE and .Net and support for web services standards. We intend to continue to develop new e*Way adapters for emerging packaged applications, web technologies and data formats to provide enhanced application and system connectivity.

Professional Services

        Our customers typically purchase consulting services from us to support their implementation activities. We offer professional services with the initial deployment of our product, as well as on an ongoing basis to address the continuing needs of our customers. Our consulting services range from architectural planning to complete development and deployment of our products. In each case, our services are tailored to meet our customers' needs. Our professional services organization also provides comprehensive education at our state-of-the-art training facility, as well as on-site courses for both customers and partners. As of December 31, 2001, our professional services and training organization consisted of 191 professionals. Many of our professional services employees have advanced degrees or substantial industry experience in systems architecture and design. We expect that the number of service professionals and the scope of the services that we offer will increase as we continue to address the expanding enterprise infrastructure needs of large organizations.

Customers

        We have licensed our products to over 1,600 customers globally. The following is a representative list of our customers by industry:

Financial Services/Insurance	Healthcare	Retail
American General Financial Group AXA Banca Intermediazione Mobiliare S.p.A. Clearstream Korea First Bank Pacific Life Insurance Sumitomo Shoji Visa International	Horizon Blue Cross Blue Shield of New Jersey Kindred Healthcare Magellan Behavioral Health MedPlus/Quest Diagnostics New South Wales Health Queensland Health United Health Group	Barnes & Noble.com FNAC Sainsbury's Target Corporation
Government	Manufacturing	Telecommunications/Energy/Utilities
Die Schweizerische Post DSS Accord—UK Other Autodesk DIRECTV Eagle Global Logistics EDS Fluor Corporation RR Donnelley Ryder	ABB Global Processes
Avery Dennison
Conoco Inc.
DuPont Corporate eBusiness
Goodrich Corporation
General Motors Corporation
Haworth Inc.
Heidelberger Druckmaschinen AG
Syngenta
	United Technologies Corporation	Air Liquide SA Florida Power & Light Pacific Gas & Electric Potomac Electric Corporation Transco TXU

        In 2001 and 2000, no single customer accounted for more than 10% of our revenues. Revenues from the sale of our products and services outside the United States accounted for $63.5 million, or 34% of our total revenues in 2001, $29.5 million, or 26% of our total revenues in 2000 and

$14.9 million, or 27% of our total revenues in 1999. Revenues from the sale of our products and services in the United Kingdom as a percentage of total revenues were 16.7% in 2001, 11.9% in 2000 and 9.7% in 1999, while revenues from the sale of our products and services in Germany as a percent of total revenues were 3.8% in 2001, 3.2% in 2000 and 10.6% in 1999. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. Long-lived assets located outside of the United States, principally in Europe, were $2.6 million at December 31, 2001, $2.8 million at December 31, 2000 and $1.4 million at December 31, 1999.

Strategic Alliances with Leading Systems Integrators

        To promote additional market penetration of our products, we have established strategic alliances with several of the largest independent systems integrators, including Accenture, Computer Sciences Corporation ("CSC"), Electronic Data Systems Corporation ("EDS") and PricewaterhouseCoopers ("PwC"). Our alliances with these systems integrators position us as a preferred business integration software provider. We believe these alliances have enabled us to increase market awareness of our products and increase sales. As we work with these firms, we intend to better utilize our professional services organization and more effectively implement our products with our customers. In addition to these strategic alliances, we have relationships with other systems integrators, including Booz-Allen & Hamilton, Cap Gemini Ernst & Young and KPMG.

Sales and Marketing

        We license our products and sell our services primarily through our direct sales organization, complemented by the selling and support efforts of our systems integrators and through our relationships with independent software vendors. As of December 31, 2001, our sales and marketing organization consisted of 207 professionals. In the United States, we have sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas, Atlanta, Boston, St. Louis and Washington DC. In Europe we have sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, New Zealand and Singapore. Our direct sales force works closely with our professional services organization, which provides pre-sales support to potential customers on product information and deployment capabilities. We plan to expand the size of our direct sales organization and are hiring sales personnel with expertise in vertical markets such as financial services/insurance, manufacturing, retail and telecommunications/energy/utilities. We also may establish additional sales offices domestically and internationally.

        Our sales process requires that we work closely with targeted customers to identify both the business as well as the technical value derived from a real-time information network. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address the customer's specific needs and highlight the potential business and financial benefits. The length of our sales cycle generally ranges from 90 to 180 days, depending on the customer's industry and the size of the project.

        Through our global software partner program, we license our technology to leading independent software vendors, so that they can embed components of our Business Integration Suite into their product on a limited basis for seamless integration with specific applications. These relationships allow these companies to resell our products to their customers worldwide and provide our sales force opportunities to cross-sell additional SeeBeyond products and services to these same customers. We have OEM and reseller agreements with a number of software vendors, including Commerce One and Retek.

        We focus our marketing efforts on creating awareness of our products and their applications, identifying and educating our partners as well as potential customers on both the business value as well as the technical value to be gained from a real-time information network, thereby generating new sales opportunities. We will continue to invest to increase awareness of our Business Integration Suite as a comprehensive solution for business integration. Our marketing activities include advertising, direct mail, seminars, tradeshows and industry conferences. We also have a public relations program focused on the trade, financial and business press as well as industry analysts.

        Our marketing organization works closely with our systems integrator partners and independent software vendors to jointly develop targeted marketing programs to leverage the solutions offered by our partners. We plan to establish additional programs to educate systems integrators and independent software vendors on the benefits of a real-time information network and specifically the SeeBeyond Business Integration Suite.

Product Development

        We are continually enhancing our Business Integration Suite. In particular, we are focused on enhancing the functionality of our Business Integration Suite with additional support for infrastructure standards such as J2EE and .Net including support for J2EE Connector Architecture, or JCA, as the standard matures. We are extending our distributed integration strategy through web services by enhancing current Services Object Access Protocol, or SOAP, support for remote service invocation, Web Services Definition Language, or WSDL, for specifying web services interfaces to be used when invoking a remote service, and Universal Description Discovery and Integration, or UDDI, for discovering remote services. We are extending business-to-business functionality by providing a business-to-business protocol tool-kit as part of e*Xchange software to allow organizations to rapidly leverage their robust web-based partner management and tracking capabilities for all open and proprietary business-to-business protocols. In addition, we are further developing pre-packaged process templates for key vertical markets, and enhancing business process reporting and analysis capabilities that will leverage data stored in the business process warehouse within our Business Integration Suite to facilitate process optimization activities. We intend to continue to focus on the ease-of-use of our products and will develop new e*Way adapters for packaged applications, web technologies and data formats to provide enhanced application and system connectivity. As of December 31, 2001, our product development organization included 195 employees.

Customer Service and Support

        We provide support for all of our products on a global basis 24 hours a day, seven days a week. Our support centers are located in California and the United Kingdom. Each of these support centers tracks support incidents on one global IT system, providing a consistent level of service worldwide. Customers have the option to log, track and update their service and support inquiries electronically, via the web, telephone, or a combination of both. Our customer service group handles incoming calls, shipping requests, call logging, maintaining customer information and responding to basic product questions. Our technical support/engineering group is responsible for all technical incidents until resolution and is responsible for meeting targeted response times and providing regular updates. Our technical support/engineering group interfaces with our product development group for product maintenance. As of December 31, 2001, our customer support organization included 43 employees.

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

        eAI vendors.    We face competition from other vendors offering eAI software products. These vendors include IBM, Mercator Software, Tibco Software Inc., Vitria Technology Inc. and webMethods Inc. A number of other companies are offering products that address different aspects of our solution, including BEA Systems and Microsoft. In the future, some of these companies may expand their products to enhance their functionality to provide a solution more similar to ours.

        Internal IT departments.    "In house" information technology departments of potential customers have developed or may develop systems that provide for some of the functionality of our Business Integration Suite. In particular, it can be difficult to sell our product to a potential customer whose internal development group has already made large investments in and progress towards completion of systems that our product is intended to replace.

        Other software vendors.    We also face competition from major enterprise software developers including Oracle, PeopleSoft, SAP and Siebel. These companies have significantly greater resources than we have.

        Many of our existing and potential competitors have more resources, broader customer relationships and more established brands than we do. In addition, many of these competitors have extensive knowledge of our industry. Some of our competitors have established or may establish cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

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

Intellectual Property and Proprietary Rights

        Our success is dependent upon the technological and creative skills of our personnel in developing and enhancing our software products, as well as our ability to protect the related proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws to accomplish these goals. We do not currently hold any issued or registered patents. We have filed two patent applications that are pending in the United States and may file additional patent applications in the future. We cannot be certain that a patent will be issued from any patent application we submit. Moreover, we may not be able to develop proprietary products or technologies that are patentable, that any patent issued to us will provide us with any competitive advantages, or that the patents of others will not seriously harm our ability to do business.

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

        Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce and defend our intellectual property rights.

        Although we do not believe our products infringe the proprietary rights of third parties and are not aware of any currently pending claims that our products infringe upon the proprietary rights of third parties, it is possible that third parties will claim that we have infringed their current or future products. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business. In the event a product infringement claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business would be harmed.

Employees

        As of December 31, 2001, we had a total of 718 employees, including 195 in product development, 207 in sales and marketing, 43 in customer support, 191 in professional services and training, and 82 in operations, administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers

        The following table sets forth information with respect to our executive officers:

Name	Age	Position
James T. Demetriades	39	President and Chief Executive Officer
Paul J. Hoffman	50	President, Americas
Kathleen M. Mitchell	49	Senior Vice President, Marketing and Business Development
Barry J. Plaga	40	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Alex Demetriades	33	Senior Vice President, Products
Reed Henry	38	Senior Vice President, Alliances, Services and Support
David Bennett	43	Vice President and General Manager EMEA

        James T. Demetriades has served as our President and Chief Executive Officer since he founded SeeBeyond in 1989. Mr. Demetriades also served as our Chairman of the Board from our inception to September 2001. Prior to founding SeeBeyond, Mr. Demetriades was employed by Information Concepts, Inc. where he managed development of software for use in the insurance industry. Mr. Demetriades then worked for a division of American Medical International designing and building custom interfaces between software systems. Mr. Demetriades is a founding member of the ANSI standards group HL7 and a California Institute of Technology Fellow. Mr. Demetriades holds a B.S. degree in computer science and economics from Loyola Marymount University, Los Angeles.

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

        Alex Demetriades has served as our Senior Vice President, Products since January 2001 and as Vice President of Products since January 2000. From January 1985 to January 2000, Mr. Demetriades was employed in various other positions at SeeBeyond most recently as Director of Product Management, Architecture and Research. Mr. Demetriades holds B.S. degrees in cognitive science and biophysics, and a B.A. degree in psychology, each from the University of California at San Diego. Alex Demetriades is the brother of James T. Demetriades, our President and Chief Executive Officer.

        Reed Henry has served as our Senior Vice President, Alliances, Services and Support since February 2001. Prior to joining SeeBeyond, Mr. Henry was employed with eBay as Vice President of Strategy and New Business from June 2000 to February 2001. From March 1996 to October 1999, Mr. Henry was co-founder and Vice President of Marketing at Vertical Networks. Mr. Henry holds a B.S. degree in electrical engineering from the University of Washington, an M.S. in electrical engineering from the California Institute of Technology and an M.B.A. from the Stanford Graduate School of Business.

        David Bennett has served as our Vice President and General Manager of Europe, Middle East and Africa since March 2000. Prior to joining SeeBeyond, Mr. Bennett spent six years with Documentum Inc. where he held a number of both European and worldwide sales management positions serving most recently as vice president and general manager of EMEA. Mr. Bennett holds an honors degree in business studies and a diploma of the Institute of Marketing having attended Cheltenham College and the University of Southwest, Bristol.

Item 2:    Properties

        Our principal executive and corporate offices are located in Monrovia, California, where we lease a total of approximately 242,000 square feet under leases that expire from 2003 to 2006. We lease approximately 17,000 square feet in Redwood Shores, California. In the United States, we have sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas, Atlanta, Boston, St. Louis and Washington DC. In Europe we have sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, New Zealand and Singapore under leases that cover from 200 to 9,600 square feet and that expire from January 2002 to October 2013. We believe that these facilities are adequate for our current operations and that additional space can be obtained on commercially reasonable terms if needed.

Item 3:    Legal Proceedings

        We are a party to routine claims and suits brought against us in the ordinary course of business. In the opinion of management, such routine claims should not have any material adverse effect upon the results of operations, cash flows or our financial position.

Item 4:    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5: Market for the Company's Common Stock and Related Stockholders Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "SBYN." The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market:

Year ending December 31, 2000:	High	Low
June 30, 2000	$34.88	$15.31
September 30, 2000	34.50	18.75
December 31, 2000	23.19	7.00
Year ending December 31, 2001:
March 31, 2001	23.63	7.50
June 30, 2001	16.15	8.50
September 30, 2001	14.85	1.05
December 31, 2001	10.34	1.50

        We had 516 stockholders of record as of December 31, 2001.

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

Item 6: Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The

Consolidated Statements of Operations Data for the years ended December 31, 2001, 2000 and 1999, and the Consolidated Balance Sheet Data as of December 31, 2001 and 2000, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 1998 and 1997, and the Consolidated Balance Sheet Data as of December 31, 1999, 1998 and 1997, are derived from the audited Consolidated Financial Statements not included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$109,628	$65,403	$24,051	$18,142	$10,911
Services	47,013	33,144	20,268	10,853	10,149
Maintenance	29,302	16,205	9,055	5,142	2,919
Other	—	—	1,797	3,324	2,720

Total revenues	185,943	114,752	55,171	37,461	26,699
Costs and expenses:
License	2,004	569	690	959	229
Services	38,746	29,084	20,904	11,269	6,727
Maintenance	5,207	3,275	2,368	587	366
Other	—	—	1,219	1,907	2,200
Research and development	29,224	19,175	11,990	8,496	4,242
Sales and marketing	95,507	76,689	28,652	16,273	6,849
General and administrative	21,208	17,231	12,176	9,229	5,307
Restructuring charges	3,426	—	—	—	—
Amortization of goodwill	319	—	—	—	—
Amortization of sales and marketing warrants	5,892	6,798	814	—	—
Amortization of stock based compensation	1,815	3,878	1,708	—	—

Total costs and expenses	203,348	156,699	80,521	48,720	25,920

Income (loss) from operations	(17,405)	(41,947)	(25,350)	(11,259)	779
Interest and other income (expense), net	435	(23)	(515)	16	(263)

Income (loss) before provision for taxes	(16,970)	(41,970)	(25,865)	(11,243)	516
Provision for income taxes	463	—	—	—	10

Net income (loss)	(17,433)	(41,970)	(25,865)	(11,243)	506
Accretion on preferred stock	—	769	2,410	686	—

Net income (loss) available to common stockholders	$(17,433)	$(42,739)	$(28,275)	$(11,929)	$506

Basic and diluted net income (loss) per share	$(0.24)	$(0.69)	$(0.62)	$(0.27)	$0.01
Number of shares used in computing basic and diluted net income (loss) per share	71,346	61,909	45,954	43,748	42,801
	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$47,039	$29,428	$1,572	$3,255	$750
Working capital (deficit)	37,890	24,133	(1,917)	(1,196)	1,797
Total assets	105,764	84,958	29,852	22,857	15,519
Deferred revenue	23,858	19,657	10,354	6,122	4,415
Long-term liabilities	1,412	400	10,000	367	802
Redeemable convertible preferred stock	—	—	24,681	11,445	—
Total stockholders' equity (deficit)	50,646	36,039	(28,421)	(7,335)	4,458

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the consolidated financial statements and related notes of SeeBeyond Technology Corporation appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding anticipated costs and expenses, anticipated gross margins, mix of revenues and plans for introducing new products and services. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, under "Risk Factors" and elsewhere in this Form 10-K.

Overview

        We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail, telecommunications/energy/utilities and government. As a result of these efforts, license sales to non-healthcare customers accounted for approximately 89% of our license sales in 2001, 89% of our license sales in 2000, and 68% of our license sales in 1999. In November 1999, we launched the fourth generation of our primary product with the introduction of e*Gate 4.0 software and changed the name of this product from DataGate software to e*Gate software. In anticipation of this release, we accelerated the growth of our product development, services and sales and marketing organizations. We incurred significant losses in 2000 and 2001, and as of December 31, 2001, we had an accumulated deficit of approximately $102.5 million. In October 2000, we changed our name to SeeBeyond Technology Corporation.

        We derive revenues primarily from three sources: licenses, services and maintenance. We market our products and services on a global basis through our direct sales force, and augment our marketing efforts through relationships with systems integrators and technology vendors. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications the customer is integrating or connecting with our products. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. Payments for licenses, services and maintenance received in advance of revenue recognition are recorded as deferred revenue.

        We currently have sales offices in 14 countries outside of the United States. Revenues derived from international sales have grown to 34% in 2001 from 26% of total revenues in 2000. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

        Our costs and expenses are classified as cost of license revenues, cost of services revenues, cost of maintenance revenues, research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees. Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the year ended December 31, 2001, our gross margin was 98.2% on our license revenues, 17.6% on our services revenues and 82.2% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues compared to our services revenues. As a result, our overall gross margin depends significantly on our revenues mix. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows and marketing collateral materials, and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Also included in our operating expenses are the amortization of alliance warrants and the amortization of stock compensation.

        In order to increase both our company's and our products' market presence, we entered into strategic alliances with Computer Sciences Corporation ("CSC") in March 2000, Electronic Data Systems Corporation ("EDS") in January 2000 and Accenture in November 1999. We granted a warrant to each of these parties to purchase up to 1,200,000 shares of our common stock, which becomes exercisable upon the achievement of various milestones, which include the creation of e*Gate software market offerings in the case of Accenture and CSC and the generation of SeeBeyond license revenues by selling licenses of our software products to third parties in the case of EDS and CSC. These warrants expire from July 2002 to November 2003, and have a per share exercise price of $5.33 for Accenture, $6.67 for EDS and $14.00 for CSC. These warrants contain a significant economic disincentive for non-performance, and accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option-pricing model, we valued the warrants granted to Accenture in 1999 at $3.3 million and the warrants granted to EDS and CSC at $10.1 million. These amounts are included in additional paid-in capital and are being amortized by charges to operations over the vesting periods of the warrants. We recognized amortization of $5.2 million, $6.8 million and $814,000 for 2001, 2000 and 1999, respectively, and we expect to recognize additional amortization of $460,000 in 2002. The amortization of the alliance warrants is classified as a separate component of operating expenses in our consolidated statement of operations. In December 2001, we extended the duration of the EDS warrant agreement. As a result, we remeasured the value of the warrant and related expense which is reflected in the results of operations for 2001.

        In March 2001, we entered into a four-year co-marketing agreement with General Motors Corporation ("GMC") and issued GMC a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance-based and will vest and become exercisable over the 36-month period following the issuance of the warrant, provided the warrant holder has achieved certain milestones related to providing certain sales and marketing support. The vesting of these warrants is not contingent upon the sale of future licenses to GMC. As of December 31, 2001, a total of 262,500 shares subject to the warrant were vested. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to operating expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date the warrants are fully vested. There is no obligation for GMC to make future product purchases from us. As a result of the December 2001 private placement of 2,574,298 shares of our common stock, the exercise price of this warrant was adjusted to $5.83 per share pursuant to the original agreement and accordingly this warrant and related expense was remeasured using the new exercise price.

        In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through December 31, 2000, of which approximately $1.1 million remains to be amortized as of December 31, 2001. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of $1.8 million in 2001 and $3.9 million in 2000. The amortization of the remaining deferred stock compensation at December 31, 2001 will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2001	2000	1999
Revenues:
License	59%	57%	44%
Services	25	29	37
Maintenance	16	14	16
Other	—	—	3

Total revenues	100	100	100
Costs and expenses:
Cost of license revenue	1	1	1
Cost of services revenue	21	25	38
Cost of maintenance revenues	3	3	4
Cost of other revenues	—	—	2
Research and development	16	17	22
Sales and marketing	51	67	52
General and administrative	11	15	22
Restructuring charges	2	—	—
Amortization of goodwill	—	—	—
Amortization of sales and marketing warrants	3	6	2
Amortization of stock based compensation	1	3	3

Total operating expenses	109	137	146

Loss from operations	(9)	(37)	(46)
Other income (expense), net	—	—	(1)

Loss before provision for income taxes	(9)	(37)	(47)
Provision for income taxes	—	—	—

Net loss	(9)%	(37)%	(47)%

Comparison of Years Ended December 31, 2001, 2000 and 1999

  Revenues

        Total revenues were $185.9 million for 2001, $114.8 million for 2000 and $55.2 million for 1999, representing increases of $71.1 million, or 62%, from 2000 to 2001, $59.6 million, or 108%, from 1999 to 2000. We had no customer that accounted for more than 10% of our total revenues in 2001, 2000 or 1999.

        License Revenues.    License revenues were $109.6 million for 2001, $65.4 million for 2000 and $24.1 million for 1999 representing increases of $44.2 million, or 68%, from 2000 to 2001, and $41.3 million, or 171%, from 1999 to 2000. License revenues as a percentage of total revenues were 59% in 2001, 57% in 2000 and 44% for 1999. The increase in license revenues from 1999 to 2000 was due to continued licensed sales of e*Gate 4.0 software and the introduction of our business-to-business and business process management product offerings which together comprise our Business Integration Suite. The increase in license revenues from 2000 to 2001 was due primarily to continued sales of our Business Integration Suite, the increased acceptance of our products in key vertical markets and the expansion of our relationships with leading systems integrators.

        Services Revenues.    Services revenues were $47.0 million for 2001, $33.1 million for 2000, $20.3 million for 1999, representing increases of $13.9 million, or 42%, from 2000 to 2001 and $12.8 million, or 63%, from 1999 to 2000. Services revenues as a percentage of total revenues were 25% in 2001, 29% in 2000 and 37% in 1999. The increases in the absolute dollar amount of services revenues from 1999 to 2000 and from 2000 to 2001 were primarily due to the growth of consulting revenues associated with increased licensing revenues.

        Maintenance Revenues.    Maintenance revenues were $29.3 million for 2001, $16.2 million for 2000 and $9.1 million for 1999, representing increases of $13.1 million, or 81%, from 2000 to 2001 and $7.1 million, or 78%, from 1999 to 2000. Maintenance revenues as a percentage of total revenues were 16% in 2001, 14% in 2000 and 16% in 1999. The increases in the absolute dollar amount of maintenance revenues from 1999 to 2000 and 2000 to 2001 were primarily due to increased license sales of our products and the renewals of prior period maintenance contracts which had increased consistent with the increase in our cumulative license revenues.

        Other Revenues.    Other revenues were $0 for 2001 and 2000 and $1.8 million for 1999 representing a decrease of $1.8 million, or 100%, from 1999 to 2000. Other revenues as a percentage of total revenues were 0% in 2001 and 2000 and 3% in 1999. The decrease in other revenues from 1999 to 2000 was due to our decision to discontinue this service in the fourth quarter of 1999.

  Costs and Expenses

        Cost of License Revenues.    Cost of license revenues consists primarily of the cost of third party licensed software embedded or bundled with our products. Cost of license revenues was $2.0 million for 2001, $569,000 for 2000 and $690,000 for 1999. Cost of license revenues, as a percentage of total revenues was 1% in 2001, 2000 and 1999. The increase in the cost of license revenues from 2000 to 2001 was primarily due to an increase in the proportion of products we sold that contain third-party software embedded or bundled with our software product offerings. This increase was also attributable to the increase in license revenues from 2000 to 2001.

        Cost of Services Revenues.    Cost of services revenues was $38.8 million for 2001, $29.1 million for 2000 and $20.9 million for 1999. These increases in cost of services revenues were primarily due to increases in professional services staff and the related costs associated with increased revenues. Cost of services revenues as a percentage of total revenues was 21% in 2001, 25% in 2000 and 38% in 1999. The decreases in cost of services revenues as a percentage of total revenues from 1999 to 2000 and from 2000 to 2001 were primarily due to the decrease in services revenue in the overall mix of total revenues.

        Cost of Maintenance Revenues.    Cost of maintenance revenues was $5.2 million in 2001, $3.3 million in 2000 and $2.4 million for 1999. Cost of maintenance revenues as a percentage of total revenues was 3% in 2001, 3% in 2000 and 4% in 1999. The increases in the absolute dollar amount in cost of maintenance revenues from 1999 to 2000 and 2000 to 2001 were primarily due to increases in maintenance revenues and increases in support and maintenance headcount.

        Cost of Other Revenues.    Cost of other revenues was $0 for 2001 and 2000 and $1.2 million for 1999. Cost of other revenues as a percentage of total revenues was 0% in 2001 and 2000 and 2% in 1999. The decrease from 1999 to 2000 was due to our decision to discontinue the service associated with the generation of other revenues in the fourth quarter of 1999.

        Research and Development Expenses.    Research and development expenses were $29.2 million for 2001, $19.2 million for 2000 and $12.0 million for 1999. Research and development expenses as a percentage of total revenues were 16% in 2001, 17% in 2000 and 22% in 1999. The increases in the absolute dollar amount of research and development expenses from 1999 to 2000 and from 2000 to 2001 were primarily due to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and quality assurance activities related to the development of current and future versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars in the foreseeable future as we continue to expand our product suites, upgrade the performance of existing products and continue our investment in research and development efforts.

        Sales and Marketing Expenses.    Sales and marketing expenses were $95.5 million for 2001, $76.7 million for 2000 and $28.7 million for 1999. Sales and marketing expenses as a percentage of total revenues were 51% in 2001, 67% in 2000 and 52% in 1999. The increases in the absolute dollar amount in sales and marketing expenses from 1999 to 2000 and from 2000 to 2001 were due to the expansion of our domestic and international direct sales forces, the increase in marketing directly to specific vertical markets such as manufacturing, retail and telecommunications/energy/utilities and the increase in marketing staff, promotional and public relations activities and product and corporate communications. During the second half of 2001, we significantly reduced our sales and marketing expenses as a result of workforce reductions and other expense reductions. We anticipate that our sales and marketing expenses will increase in absolute dollars from the levels recorded in the fourth quarter of 2001 for the foreseeable future as we expand our domestic and international sales forces, expand our marketing staff, develop product marketing and awareness campaigns for both our company and our products and increase promotional activities. We expect sales and marketing expenses for 2002 to be less than sales and marketing expenses recorded for 2001.

        General and Administrative Expenses.    General and administrative expenses were $21.2 million for 2001, $17.2 million for 2000 and $12.2 million for 1999. General and administrative expenses as a percentage of total revenues were 11% in 2001, 15% in 2000 and 22% in 1999. The increases in the absolute dollar amounts from 1999 to 2000 and from 2000 to 2001 were primarily due to hiring additional executive, finance, information technology and administrative personnel to support the growth of our business and worldwide infrastructure. During the second half of 2001 we reduced our general and administrative expenses as a result of the workforce reductions. We expect that general and administrative expenses will increase in absolute dollars from the levels recorded in the fourth quarter of 2001 for the foreseeable future as we continue to expand our global operations. We expect general and administrative expenses for 2002 to be less than general and administrative expenses recorded in 2001.

        Restructuring Charge.    During the quarter ended September 30, 2001, we recorded a restructuring charge of $3.4 million for employee termination benefits and related costs. At December 31, 2001, approximately $400,000 remained in accrued expenses. The headcount reductions associated with this restructuring charge were made to align our cost structure with changing market conditions. The restructuring resulted in headcount reductions of approximately 228 employees, which was comprised of 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.

        Amortization of Goodwill.    Amortization of goodwill was $319,000 in 2001 and $0 in 2000 and 1999. The increase in amortization of goodwill was due to the acquisition of STC Software Technologies Corporation (Schweiz), AG Zurich in January 2001. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company is required to adopt SFAS No. 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001.

        Amortization of Sales and Marketing Warrants.    In connection with the grant of warrants to purchase shares of common stock to certain strategic alliance partners during 2000 and 1999, we recorded deferred compensation related to the warrants of $10.1 million in 2000 and $3.3 million in 1999, of which approximately $5.2 million in 2001, $6.8 million in 2000 and $814,000 in 1999 was expensed as amortization of warrants. In connection with the grant of a warrant to purchase shares of common stock to GMC during 2001, approximately $1.1 million was recorded as a reduction in revenue and approximately $700,000 was expensed as amortization of warrants in 2001.

        Amortization of Stock-Based Compensation.    In connection with stock option grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million, of which $1.8 million in 2001, $3.9 million in 2000 and $1.7 million in 1999 was expensed as amortization of stock compensation.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net primarily consists of interest income (expense). Interest and other income (expense), net, was approximately $435,000 in 2001, $(23,000) in 2000 and $(515,000) in 1999. The increase in interest and other income, net from 2000 to 2001 was primarily due to an increase in interest income due to larger average cash balances during 2001 as compared to 2000. The decrease in interest expense, net from 1999 to 2000 was primarily due to an increase in interest income due to larger cash balances as a result of the Company's initial public offering in April 2000.

  Income Taxes

        In 2001, a $463,000 provision was recorded for state, and foreign taxes. As of December 31, 2001, we had net operating loss carryforwards of approximately $76.8 million for federal and $47.4 million for state, which expire through 2021 for federal and 2011 for state taxes. We also had available tax credit carryforwards of $2.6 million for federal and $2.4 million for California, which expire through 2021. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $49 million as of December 31, 2001. The realization of benefits of the net operating loses and tax credits is dependent on sufficient taxable income in future years. Possible lack of future earnings or a change in the ownership of the Company could adversely affect the Company's ability to utilize its tax attributes. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of this asset. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        As of December 31, 2001, the Company had cash and cash equivalents of $47.0 million, an increase of $17.6 million from $29.4 million of cash and cash equivalents held as of December 31, 2000. The increase was due primarily to the Company's common stock private placement completed in December 2001.

        Net cash used in operating activities was $275,000 during the twelve months ended December 31, 2001, as compared with $23.1 million in the same period in the previous year. This decrease in cash used in operating activities reflects primarily decreases in net loss and increases in accrued expenses and deferred revenues, offset by a decrease in accounts payable.

        Net cash used in investing activities was $6.1 million during the twelve months ended December 31, 2001, as compared with $7.2 million in the same period in the previous year. The decrease primarily was due to lower capital expenditures due a smaller increase in headcount from 2000 to 2001, as compared to from 1999 to 2000, offset by increased capital expenditures as a result of the expansion of our office facilities in 2001.

        Net cash provided by financing activities was $24.7 million during the twelve months ended December 31, 2001, as compared with $58.3 million in the same period in the previous year. The higher amount in 2000 was due primarily to the completion of the Company's initial public offering and a concurrent private placement in May 2000, offset by the repayment of a note payable in 2000 and the completion of a private placement in December 2001.

        In May 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.6 million. Concurrent with the initial public offering, the Company completed the sale of 1,200,000 shares of common stock to a purchaser in a private placement at a price of $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $14.1 million.

        In September 2000, the Company also repaid, in its entirety, a $10.0 million note payable it had with a lending institution, using a portion of the proceeds from its initial public offering.

        In November 2000, the Company established a $15.0 million line of credit facility with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the LIBOR rate plus 2.50%, payable monthly, and which was to expire May 31, 2002. In October 2001, the Company amended the credit facility to extend the expiration date through May 31, 2003. As of December 31, 2001, $9.3 million was available under the credit facility and there were no borrowings outstanding. The Company may use up to $5,000,000 of the credit facility to issue letters of credit. The credit facility is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The credit facility requires maintenance of certain financial covenants pertaining to key financial ratios. The credit facility replaced a $10.0 million line of credit facility with another lending institution that bore interest at an annual rate of prime plus 2%, payable monthly, and would have expired on February 1, 2001. The outstanding balance on the replaced credit facility was repaid in May 2000 using a portion of the proceeds from the initial public offering.

        In October 2001, the Company's $3.0 million equipment line with the same lending institution providing the credit facility was amended, reducing the maximum amount available for borrowing under the equipment line to $2.0 million. The equipment line bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75%, payable monthly, and expires on November 30, 2004. The Company could draw against the equipment line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2001, there was $2.0 million outstanding under the equipment line. The equipment line is secured by certain of our assets.

        In December 2001, the Company completed the sale of 2,574,298 shares of common stock to purchasers in a private placement at a price of $5.83 per share and realized proceeds, net of commissions and issuance costs, of approximately $14.9 million.

        The Company anticipates continued growth in its operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, the Company expects its operating expenses and capital expenditures to constitute the primary uses of its cash resources. In addition, the Company may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. The Company believes that its current cash and cash equivalents and its expected cash from operations, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures for at least the next 24 months. However, in the event there is reduced demand for the Company's products and services in the future, the Company's cash from operations could be negatively impacted. Thereafter, the Company may need to raise additional funds, and it cannot be certain that it will be able to obtain additional debt or equity financing on favorable terms, if at all.

Recently Issued Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt SFAS No. 144 on January 1, 2002 and do not expect the adoption to have a material impact on our results of operations, financial position or cash flows.

        In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" was issued and we expect to adopt these new standards effective as of January 1, 2002. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. We do not expect the adoption of SFAS No. 141 and SFAS 142 to have a significant effect on our consolidated results of operations, financial position or cash flows.

        In June 2000, SFAS No. 138, "Accounting for Certain Hedging Activities, an amendment of FASB No. 133," was issued. We adopted SFAS No. 133, 137 and 138 in June 2000. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB No. 133," was issued. In September 1998, SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of these pronouncements did not have a material impact on its financial position, results of operations or cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101, as amended, effective for years beginning after December 15, 1999 and was adopted in the quarter beginning October 1, 2000. The adoption of SAB 101 did not have a significant effect on our consolidated results of operations, financial position or cash flows.

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

        We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of December 31, 2001, we had an accumulated deficit of $102.5 million. Although we were profitable for the three months ended December 31, 2001, we may incur losses in future periods and we may not maintain profitability on a quarterly or annual basis.

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

        Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of e*Gate Integrator version 4.5, was launched in June 2001. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

        In the past, we have experienced delays in the commencement of commercial releases of our Business Integration Suite. To date, these delays have not had a material impact on our revenues. In the future, we may fail to introduce or deliver new products on a timely basis. If new releases or products are delayed or do not achieve market acceptance, we could experience customer dissatisfaction or a delay or loss of revenues. For example, the introduction of new enterprise and business applications requires us to introduce new e*Way adapters to support the integration of these applications. Our failure to introduce these or other modules in a timely manner could cause our revenues and market share to decline. In addition, customers may delay purchases of our products in anticipation of future releases. If customers defer material orders in anticipation of new releases or new product introductions, our revenues may decline.

        Moreover, as we release enhanced versions of our products, we may not be successful in upgrading our customers who purchased previous versions of our Business Integration Suite to the current version. We also may not be successful in selling add-on modules for our products to existing customers. Any failure to continue to upgrade existing customers' products or sell new modules, if and when they are introduced, could negatively impact customer satisfaction and our revenues.

  Our revenues will likely decline if we do not develop and maintain successful relationships with our systems integration partners and other partners, who also have relationships with our competitors.

        We have entered into agreements with a number of systems integrators for them to install and deploy our products and perform custom integration of systems and applications. These systems integrators also engage in joint marketing and sales efforts with us. If these relationships fail, we will have to devote substantially more resources to the sales and marketing and implementation and support of our products than we would otherwise, and our efforts may not be as effective as those of the systems integrators. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely upon these firms to recommend our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services.

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

        Furthermore, if our relationships with systems integrators succeed and we are able to penetrate additional commercial markets, we may need additional sales and marketing and professional services resources to support these customers. The growth of our customer base will require us to invest significant resources in the training and development of our employees and our systems integration partners. If these organizations fail to keep pace with the number and demands of the customers that license our products, our ability to market and sell our products and services and our ability to develop new products and services will be harmed. To manage our business, we must continue to:

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

        In addition, if we acquire or invest in other companies, we may experience further strain on our resources and face risks inherent in integrating two corporate cultures, product lines, operations and businesses.

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

        The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Our current competitors include vendors offering e-Business application integration, or eAI, and traditional electronic data interchange, or EDI, software products, as well as "in house" information technology departments of potential customers that have developed or may develop systems that provide some or all of the functionality of our Business Integration Suite. We may also encounter competition from major enterprise software developers in the future.

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

        Revenues from the sale of products and services outside the United States accounted for 34% of our total revenues in 2001 and 26% of our total revenues in 2000. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 17% in 2001 and 12% in 2000. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

        We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. In 2001, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced sales to our customers and could impair our operating results in future periods.

  We could suffer losses and negative publicity if new versions or releases of our products contain errors or defects.

        Our products and their interactions with customers' software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when our products are introduced or as new versions are released. In the past we have discovered software errors in our new releases and new products after their introduction, which have resulted in additional product development expenses. To date, these additional expenses have not been material. These errors have resulted in product release delays, delayed revenues and customer dissatisfaction. In the future we may discover errors, including performance limitations, in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity, which could have a negative impact on future sales. Although we maintain product liability and errors and omissions insurance, we cannot assure you that these policies will be sufficient to compensate for losses caused by any of these occurrences.

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

  The market for business integration software may not grow as quickly as we anticipate, which would cause our revenues to fall below expectations.

        The market for business integration software is rapidly evolving. We earn substantially all of our license revenues from sales of our Business Integration Suite. We expect to earn substantially all of our revenues in the foreseeable future from sales of our Business Integration Suite and related products and services. Our future financial performance will depend on continued growth in the number of organizations demanding software and services for application integration and business integration solutions and seeking outside vendors to develop, manage and maintain this software for their critical applications. Many of our potential customers have made significant investments in internally developed systems and would incur significant costs in switching to third-party products, which may substantially inhibit the growth of the market for business integration software. If this market fails to grow, or grows more slowly than we expect, our revenues will be adversely affected.

  If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.

        We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our product from our competitors' products. The unauthorized use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently have no issued patents. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we cannot be certain that we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

        We currently expect that our current cash resources, together with the net proceeds from this offering, will be sufficient to meet our working capital and capital expenditure needs for at least the next 24 months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

  •
  develop or enhance our products and services;

  •
  maintain or expand our sales and marketing organizations;

  •
  acquire complementary technologies, products or businesses;

  •
  expand operations, in the United States or internationally;

  •
  hire, train and retain employees; or

  •
  respond to competitive pressures or unanticipated working capital requirements.

        Our failure to do any of these things could result in lower revenues and could seriously harm our business.

  If we fail to attract and retain qualified personnel, our ability to compete will be harmed.

        We depend on the continued service of our key technical, sales and senior management personnel, including our founder and Chief Executive Officer, James T. Demetriades. Most of these persons are not bound by an employment agreement, and we do not maintain key person life insurance on any of these persons, other than Mr. Demetriades. The loss of any of our senior management or other key product development or sales and marketing personnel could adversely affect our future operating results. In addition, we must attract, retain and motivate highly skilled employees, including sales personnel and software engineers. We face significant competition for individuals with the skills required to develop, market and support our products and services. We may not be able to recruit and retain sufficient numbers of these highly skilled employees. If we fail to do so, our ability to compete will be significantly harmed.

  We may be at risk of securities class action litigation due to volatility in our stock price.

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

  We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

        Some provisions of Delaware law and our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors whose members serve staggered three-year terms and does not provide for cumulative voting in the election of directors. Our board of directors has the authority, without further action by our stockholders, to fix the rights and preferences of and issue shares of preferred stock. In addition, our stockholders are unable to act by written consent. These and other provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

  Concentration of ownership among our existing executive officers and directors may prevent new investors from influencing significant corporate decisions.

        Our President and Chief Executive Officer, James T. Demetriades beneficially owns approximately 29.5% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 37.6% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

        The Company develops products in the United States and sells them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of the events described above were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. In 2001 we incurred net losses of approximately ($171,000) in 2001, net gains of $5,000 in 2000 and net gains of $12,000 in 1999 due to foreign currency fluctuations. Revenues from international customers represented 34% of total revenues in 2001.

        Our line of credit carries a floating interest rate based on the prime rate plus 0.5%. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rate on our line of credit as of December 31, 2001 was 5.5%.

Item 8:    Financial Statements and Supplementary Data

SEEBEYOND TECHNOLOGY CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SeeBeyond Technology Corporation

        We have audited the accompanying consolidated balance sheets of SeeBeyond Technology Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeeBeyond Technology Corporation as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                      /s/  ERNST & YOUNG LLP

Woodland Hills, California
January 24, 2002

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2001	2000
Assets:
Current assets:
Cash and cash equivalents	$47,039	$29,428
Accounts receivable, net of allowances of $1,837 and $1,127 at December 31, 2001 and December 31, 2000, respectively	41,111	40,856
Prepaid expenses and other current assets	3,446	2,368

Total current assets	91,596	72,652
Property and equipment, net	12,399	10,062
Related party receivable	366	422
Goodwill	1,123	—
Other assets	280	1,822

Total assets	$105,764	$84,958

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$8,671	$13,664
Accrued compensation and related expenses	9,906	6,673
Accrued expenses	10,729	8,525
Deferred revenues	23,858	19,657
Equipment line payable—current portion	542	—

Total current liabilities	53,706	48,519
Equipment line payable	1,412	400

Total liabilities	55,118	48,919
Stockholders' equity:
Preferred stock, $.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2001 and 2000	—	—
Common stock, $.0001 par value—200,000,000 shares authorized; 74,750,485 and 69,678,315 shares issued and outstanding as of December 31, 2001 and 2000, respectively	7	6
Additional paid-in capital	157,750	130,135
Deferred stock compensation	(3,432)	(8,623)
Accumulated other comprehensive loss	(1,183)	(416)
Accumulated deficit	(102,496)	(85,063)

Total stockholders' equity	50,646	36,039

Total liabilities and stockholders' equity	$105,764	$84,958

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2001	2000	1999
Revenues:
License (net of warrant amortization of $1,116 in 2001)	$109,628	$65,403	$24,051
Services	47,013	33,144	20,268
Maintenance	29,302	16,205	9,055
Other	—	—	1,797

Total revenues	185,943	114,752	55,171
Costs and expenses:
Costs of license revenues	2,004	569	690
Costs of services revenues (exclusive of stock-based compensation of $284 in 2001, $604 in 2000 and $157 in 1999)	38,746	29,084	20,904
Costs of maintenance revenues	5,207	3,275	2,368
Cost of other revenues	—	—	1,219
Research and development (exclusive of stock-based compensation of $319 in 2001, $667 in 2000 and $112 in 1999)	29,224	19,175	11,990
Sales and marketing (exclusive of stock-based compensation of $1,076 in 2001, $2,262 in 2000 and $1,390 in 1999)	95,507	76,689	28,652
General and administrative (exclusive of stock-based compensation of $136 in 2001, $345 in 2000 and $49 in 1999)	21,208	17,231	12,176
Restructuring charges	3,426	—	—
Amortization of goodwill	319	—	—
Amortization of sales and marketing warrants	5,892	6,798	814
Amortization of stock-based compensation	1,815	3,878	1,708

Total costs and expenses	203,348	156,699	80,521

Loss from operations	(17,405)	(41,947)	(25,350)
Interest and other income	608	1,657	165
Interest expense	(173)	(1,680)	(680)

Loss before income tax provision	(16,970)	(41,970)	(25,865)
Provision for income tax	463	—	—

Net loss	(17,433)	(41,970)	(25,865)
Accretion on preferred stock	—	769	2,410

Net loss available to common stockholders	$(17,433)	$(42,739)	$(28,275)

Basic and diluted net loss per share	$(0.24)	$(0.69)	$(0.62)

Number of shares used in calculating basic and diluted net loss per share	71,346	61,909	45,954

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Loss		Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount
Balance as of January 1, 1999	43,755	4	6,762		(52)	(14,049)	(7,335)
Components of comprehensive loss							—
Net loss	—	—	—	—	—	(25,865)	(25,865)
Foreign currency translation adjustment	—	—	—	—	(185)	—	(185)

Total comprehensive loss							(26,050)
Issuance of common stock	2,703	—	4,074	—	—	—	4,074
Issuance of common stock warrants	—	—	3,944	(3,256)	—	—	688
Amortization of common stock warrants	—	—	—	814	—	—	814
Deferred stock compensation related to stock options	—	—	4,645	(4,645)	—	—	—
Amortization of deferred stock compensation	—	—	—	1,708	—	—	1,708
Accretion on preferred stock	—	—	—	—	—	(2,410)	(2,410)
Issuance of common stock pursuant to employee stock option plan	73	—	90	—	—	—	90

Balance as of December 31, 1999	46,531	4	19,515	(5,379)	(237)	(42,324)	(28,421)
Components of comprehensive loss
Net loss	—	—	—	—	—	(41,970)	(41,970)
Foreign currency translation adjustment	—	—	—	—	(179)	—	(179)

Total comprehensive loss	—	—	—	—			(42,149)
Issuance of common stock pursuant to initial public offering and concurrent offer, net of issuance costs including underwriters discount of $5,854	5,800	1	63,745	—	—	—	63,746
Conversion of convertible preferred stock in connection with initial public offering	13,972	1	25,449	—	—	—	25,450
Issuance of common stock pursuant to employee stock option plan	3,068	—	4,396	—	—	—	4,396
Issuance of common stock pursuant to employee stock purchase plan	307	—	3,110	—	—	—	3,110
Issuance of common stock warrants	—	—	10,107	(10,107)	—	—	—
Deferred stock compensation related to options	—	—	3,813	(3,813)	—	—	—
Amortization of common stock warrants	—	—	—	6,798	—	—	6,798
Amortization of deferred stock compensation	—	—	—	3,878	—	—	3,878
Accretion on preferred stock	—	—	—	—	—	(769)	(769)

Balance as of December 31, 2000	69,678	6	130,135	(8,623)	(416)	(85,063)	36,039
Components of comprehensive loss
Net loss	—	—	—	—	—	(17,433)	(17,433)
Foreign currency translation adjustment	—	—	—	—	(767)	—	(767)

Total comprehensive loss							(18,200)
Issuance of common stock pursuant to acquisition of subsidiary	35	—	735	—	—	—	735
Issuance of common stock, net of issuance costs	2,574	1	14,853	—	—	—	14,854
Issuance of common stock pursuant to employee stock option plan	1,807	—	4,724	—	—	—	4,724
Issuance of common stock pursuant to employee stock purchase plan	430	—	3,614	—	—	—	3,614
Issuance of common stock warrants	—	—	3,689	(3,689)	—	—	—
Issuance of common stock pursuant to warrant exercises	226	—	—	—	—	—	—
Amortization of common stock warrants	—	—	—	7,065	—	—	7,065
Amortization of deferred stock compensation	—	—	—	1,815	—	—	1,815

Balance as of December 31, 2001	74,750	$7	$157,750	$(3,432)	$(1,183)	$(102,496)	$50,646

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2001	2000	1999
	(In Thousands)
Cash flows from operating activities:
Net loss	$(17,433)	$(41,970)	$(25,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	144	—	—
Depreciation and amortization	5,157	3,028	1,863
Provision for doubtful accounts receivable	721	72	685
Amortization of goodwill	319	—	—
Amortization of sales and marketing warrants	5,892	6,798	814
Amortization of other warrants	1,116	—	—
Amortization of bank warrant	57	—	—
Amortization of stock-based compensation	1,815	3,878	1,708
Changes in assets and liabilities:
Accounts receivable	(360)	(22,405)	(5,734)
Prepaid expenses and other current assets	(984)	(787)	(437)
Accounts payable	(7,351)	8,670	1,252
Other accrued expenses	6,431	10,315	(398)
Deferred revenue	4,201	9,303	4,232

Net cash used in operating activities:	(275)	(23,098)	(21,880)

Cash flows from investing activities:
Purchases of property and equipment	(7,603)	(5,883)	(4,275)
Payments to acquire companies, net of cash acquired	(95)	—	—
Related party receivable	(366)	(166)	42
Other	1,971	(1,108)	(134)

Net cash used in investing activities	(6,093)	(7,157)	(4,367)

Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	—	(3,362)	126
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	10,826
Proceeds from issuance of common stock, net	14,854	—	4,074
Proceeds from issuance of common stock pursuant to initial public offering, net	—	49,646	—
Proceeds from issuance of common stock pursuant to concurrent offering, net	—	14,100	—
Proceeds from notes payable and equipment line	1,554	400	10,000
Payments on notes payable	—	(10,000)	(367)
Proceeds from issuance of common stock pursuant to employee stock ownership plan	4,724	4,396	90
Proceeds from issuance of common stock pursuant to employee stock purchase plan	3,614	3,110	—

Net cash provided by financing activities	24,746	58,290	24,749

Effect of exchange rate changes on cash and cash equivalents	(767)	(179)	(185)

Net (decrease) increase in cash and cash equivalents	17,611	27,856	(1,683)
Cash and cash equivalents at beginning of the period	29,428	1,572	3,255

Cash and cash equivalents at end of the period	$47,039	$29,428	$1,572

Supplemental cash flow disclosure:
Income taxes paid	$38	$—	$—
Interest paid	$116	$959	$530
Non-cash investing activities:
Common stock issued in connection with acquisitions	$735	$—	$—

Fair value of assets acquired (including goodwill)	$2,427	$—	$—

Fair value of liabilities assumed in acquisitions	$890	$—	$—

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

        SeeBeyond Technology Corporation is a leading provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. The Company believes that it offers the only comprehensive business integration solution architected from a single, internally developed software code base, encompassing application-to-application integration, business-to-business integration and business process management. The Company's Business Integration Suite builds upon more than twelve years of continuous development of business integration solutions within and among enterprises.

        The Company's operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company's product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2000 and 1999 information to conform to the current period's presentation.

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

Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States, Europe, Australia and Japan. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains allowances for potential credit losses. Credit losses have historically been within management's expectations. The Company generally does not require collateral or other security from its customers.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2001 and 2000, the Company's short-term line of credit and equipment line payable had variable interest rates and, accordingly, the Company believes the carrying value of the short-term line of credit and equipment line approximates their fair values.

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

Revenue Recognition

        In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2, as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2," was adopted by the company as of January 1, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied.

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

        For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily services and maintenance, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally the software license), regardless of any separate prices stated within the contract for each element, under the residual method prescribed by SOP 98-9. Vendor specific-objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e., hourly rates charged for consulting services when sold separately from a software license and the renewal rate for maintenance arrangements). Each license agreement offers additional maintenance renewal periods at a stated price. If vendor-specific objective evidence of fair value does not exist for the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or over the period the maintenance is provided if the undelivered element is maintenance, or until sufficient objective evidence exists or all elements have been delivered.

        License Revenues:    Amounts allocated to license revenues under the residual method are recognized at the time of delivery of the software when vendor-specific objective evidence of fair value exists for the undelivered elements, if any, and all the other revenue recognition criteria discussed above have been met.

        Services Revenues:    Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services are not essential to the functionality (i.e., do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed. Training services are sold on a per student basis and are recognized as classes are attended.

        Maintenance Revenues:    Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

        Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

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

Pro Forma Net Loss Per Share (unaudited)

        Pro forma net loss per share for the years ended December 31, 2000 and 1999 was computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of common stock effective upon the closing of the initial public offering in April 2000, as if such conversion had occurred on January 1, 2000 or at the date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 4,657,000 and 12,516,000 shares for the years ended December 31, 2000 and 1999, respectively. The unaudited pro forma basic and diluted net loss per share were $(0.63) and $(0.44) for the years ended December 31, 2000 and 1999, respectively. The pro forma basic and diluted weighted average shares were 66,657,000 and 58,470,000, for the years ended December 31, 2000 and 1999, respectively.

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

Advertising Expense

        The cost of advertising is expensed as incurred. The Company incurred approximately $0.8 million, $2.4 million and $0.2 million in advertising costs during 2001, 2000 and 1999, respectively.

Long-lived Assets

        The Company reviews for impairment long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be attributable to long-lived assets.

Goodwill

        Goodwill acquired in purchase transactions prior to July 1, 2001 is amortized on a straight-line method over the estimated useful life of the assets over three years. Amortization expense was $319,000 for the year ended December 31, 2001. Pursuant to SFAS No. 141 effective January 1, 2002 goodwill will no longer be amortized and will be subject to periodic impairment reviews.

Comprehensive Loss

        The Company accounts for comprehensive loss using Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive loss, as defined therein, refers to revenues, expenses, gains and losses that are not included in net loss but rather are recorded directly in stockholders' equity.

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

Stock-Based Compensation

        The Company accounts for its stock-based compensation arrangements in accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Recently Issued Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 on January 1, 2002 and does not expect the adoption to have a material impact on our results of operations, financial position or cash flows.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combination initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company is required to adopt SFAS No. 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001.

Note 2. Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives or the lease term of the assets: computer equipment, three years; office furniture and equipment, five years; leasehold improvements, through the lesser of useful life or life of the lease. Property and equipment, stated at cost, was as follows (in thousands):

	As of December 31,
	2001	2000
Computer equipment (hardware and software)	$15,637	$12,178
Office furniture and equipment	5,548	3,543
Leasehold improvements	3,126	1,265

Total cost of property and equipment	24,311	16,986
Less accumulated depreciation and amortization	(11,912)	(6,924)

Property and equipment, net	$12,399	$10,062

        Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $5.2 million, $3.0 million and $1.9 million, respectively.

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

        The Company maintains operations in North America and fourteen countries in Europe and the Pacific Rim including: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories for the years ended December 31, 2001, 2000 and 1999 are presented below.

        Revenues and long-lived assets by geographic area were as follows (in thousands):

	December 31,
	2001	2000	1999
Revenues:
North America	$122,394	$85,261	$40,223
Europe	48,441	21,921	12,406
Pacific Rim	15,108	7,570	2,542

Total revenues	$185,943	$114,752	$55,171

	December 31,
	2001	2000
Long-lived assets:
North America	$11,520	$9,468
Europe	2,382	2,605
Pacific Rim	266	233

Total long-lived assets	$14,168	$12,306

        No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 2001, 2000 and 1999. Included in revenues from operations in Europe are approximately $31.4 million, $13.7 million and $5.4 million of revenues from the Company's operations in the United Kingdom and approximately $6.9 million, $3.6 million and $5.8 million of revenues from the Company's operations in Germany, for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 4. Computation of Net Loss Per Share

        The following table sets forth the computations of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

	Years Ended December 31,
	2001	2000	1999
Numerator:
Net loss	$(17,433)	$(41,970)	$(25,865)
Accretion of preferred stock	—	769	2,410

Net loss available to common stockholders	$(17,433)	$(42,739)	$(28,275)

Denominator:
Denominator for basic and diluted net loss per share weighted average shares outstanding	71,346	61,909	45,954

Basic and diluted net loss per share	$(0.24)	$(0.69)	$(0.62)

        Options to purchase 17,623,971, 14,872,876 and 12,525,921 shares of common stock were outstanding as of December 31, 2001, 2000 and 1999, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Redeemable convertible preferred stock was not included in the calculations of diluted net loss per share in 1999 because its effect would be antidilutive. There was no convertible preferred stock outstanding as of December 31, 2001 and 2000. Warrants to purchase shares of common stock were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 5. Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Federal:
Current	$—	$—	$—
Deferred	—	—	—

Total federal	—	—	—
State:
Current	116	—	—
Deferred	—	—	—

Total state	116	—	—
Foreign:
Current	347	—	—
Deferred	—	—	—

Total foreign	347	—	—

Income tax provision	$463	$—	$—

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate for the following reasons:

	2001	2000	1999
Tax benefit computed at the statutory federal rate	(34)%	(34)%	(34)%
Change in valuation allowance	29	34	30
State taxes, net of federal benefit	(3)	(6)	(5)
Non-deductible expense	2	1	—
Foreign taxes	2	—	—
Foreign losses not benefited	7	5	9

Income tax provision	3%	—%	—%

        The components of the Company's deferred tax assets/liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Deferred tax liabilities:
Tax over book depreciation	$(443)	$(288)

Total deferred Tax liabilities	(443)	(288)
Deferred tax assets:
Net operating loss carryforwards	35,627	28,077
Accrued liabilities and deferred revenue	1,803	2,215
Allowance for doubtful accounts	622	402
Warrant compensation expense	5,715	3,067
Tax credit carryforwards	5,119	2,507
Other	689	72

Total deferred tax assets	49,575	36,340

Valuation allowance	(49,132)	(36,052)

Net deferred taxes	$—	$—

        The valuation allowance increased by approximately $13.1 million and $21.6 million in 2001 and 2000, respectively. Approximately $7.4 million of the valuation allowance relates to stock option compensation deductions incurred in our net operating loss carryforwards. If and when the Company reduces any portion of the valuation allowance related to stock option compensation deduction, the benefit will be added to stockholders' equity, rather than being shown as a reduction of future income tax expense.

        Loss before the provision for income taxes of the Company's foreign operations amounted to approximately $3.3 million, $5.7 million and $5.4 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

        As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards for federal and state purposes of approximately $76.8 million and $47.4 million, respectively, expiring through 2021 for federal and 2011 for state. The Company also had federal and state research and development credit carryforwards of approximately $2.6 million and $2.4 million, respectively, which expire through 2021. The realization of the benefits of the NOLs and tax credits is dependent on sufficient taxable income in future years. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. The Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

Note 6. Commitments, Contingencies and Debt

Bank Line of Credit and Notes Payable

        In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London

InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and was to expire May 31, 2002. In October 2001, the Company amended the Line to extend the expiration date through May 31, 2003. As of December 31, 2001, $9.3 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of December 31, 2001, $2.8 million was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

        In October of 2001, the Company's $3.0 million equipment line (the "Equipment Line") with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at December 31, 2001 was 5.5%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2001, there was $2.0 million outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

Lease Obligations

        The Company leases office facilities, computers and office equipment under non-cancelable operating lease agreements with third parties expiring through 2013. The Company leases, from a related party, a 4,000-square-foot office facility under a non-cancelable operating lease agreement expiring in December 2002. The Company also leases certain storage space and computer and office equipment under month-to-month leases.

        Future minimum payments, by year and in the aggregate, on non-cancelable operating leases with initial terms of one year or more, consisted of the following at December 31, 2001 (in thousands):

Operating Leases

	Related Party	3rd Party Leases	Total
Year ended December 31,
2002	$51	$9,092	$9,143
2003	—	6,447	6,447
2004	—	4,580	4,580
2005	—	3,765	3,765
2006	—	1,988	1,988
Thereafter	—	8,897	8,897

	$51	$34,769	$34,820

        Total rent expense was approximately $8.5 million in 2001, $7.1 million in 2000, $4.3 million in 1999 of which approximately $56,000, $58,000 and $50,000 was paid to related parties in 2001, 2000 and 1999, respectively.

Business Combinations

        In July 2001 the Company acquired SeeBeyond Nordic ApS ("Nordic"), an independent distributor of the Company's software. The Company purchased all of the outstanding capital stock of Nordic for approximately $116,000. The transaction was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Results of operations of the acquisition have been included in the consolidated operating results since the date of acquisition. Proforma financial information is not presented as such amounts are not material.

        In January 2001, the Company acquired STC Software Technologies Corporation (Schweiz) AG, Zurich ("Distributor"), an independent distributor of the Company's software. The Company purchased all of the outstanding capital stock of the Distributor for approximately $885,000, excluding approximately $1.2 million of contingent consideration to be paid upon the achievement of certain operating results through June 2002. During 2001, the Company recorded an additional $538,000 in consideration leaving approximately $662,000 in consideration to be paid upon the achievement of certain operating results. The purchase price included $150,000 in cash and 35,000 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired is being amortized as goodwill on a straight-line basis over a three-year period. Results of operations of the acquisition have been included in the consolidated operating results since the date of acquisition. Effective January 1, 2002, pursuant to SFAS 141, amortization will no longer be recorded and the goodwill amount will be subject to periodic impairment reviews. Proforma financial information is not presented as such amounts are not material.

Legal Proceedings

        The Company is party to routine claims and suits brought against it in the ordinary course of business. In the opinion of management, such routine claims should not have any material adverse effect upon the results of operations, cash flows or the financial position of the Company.

Note 7. Stockholders' Equity (Deficit)

Preferred Stock

        In February 2000, the Company authorized 10,000,000 shares of undesignated preferred stock, none of which was outstanding as of December 31, 2001.

Common Stock

        In February 2000, the Company increased its authorized shares of common stock to 200,000,000 and affected a three-for-two split of the Company's common stock. All shares and per share amounts have been restated for all periods presented to reflect this stock split.

Private Placement

        In December 2001, the Company completed the sale of 2,574,298 shares of common stock to purchasers in a private placement at a price of $5.83 per share and realized proceeds, net of commissions and issuance costs, of approximately $14.9 million.

Initial Public Offering

        In May 2000, the Company completed its initial public offering ("IPO") of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.6 million.

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

Warrant Grants

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

        In November 1999, the Company issued a warrant to a strategic alliance partner (the "1999 Alliance Warrant") to purchase up to 1,200,000 shares of common stock at $5.33 per share. The 1999 Alliance Warrant vests contingently upon the achievement of various milestones, which include the creation of certain product marketing offerings and new customer introductions. The warrant was fully vested as of December 31, 2001 and expires in November 2003. The fair value of the 1999 Alliance Warrant was determine using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3% and a volatility factor of 0.6, resulting in a fair value at the time of the grant of $5.33 per share.

        In January 2000, the Company issued a warrant (the "January 2000 Alliance Warrant") to a strategic alliance partner to purchase up to 1,200,000 shares of common stock at $6.67 per share. The January 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company, and expires on July 31, 2002. The fair value of the January 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $9.25 per common share. In December 2001, the Company extended the duration of the January 2000 Alliance Warrant agreement. As a result, the Company remeasured the value of the warrant and related expenses, which is reflected in the result of operations for 2001. The warrant was fully vested and exercisable as of December 31, 2001.

        In March 2000, the Company issued a warrant (the "March 2000 Alliance Warrant") to another strategic alliance partner to purchase up to 1,200,000 shares of common stock at $14.00 per share. The

March 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the creation of e*Gate software market offerings and the generation of license revenue for the Company through the sale of licenses of our software products to third parties, and expires on September 22, 2002. The fair value of the March 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $11.08 per common share.

        The November 1999, January 2000 and the March 2000 Alliance Warrants contain a significant disincentive for non-performance, and, accordingly, the fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18.

        In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the 36-month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner. The vesting of the remaining shares subject to the warrant is not contingent upon future sales of licenses of our products to the marketing partner. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to operating expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. As of December 31, 2001, 262,500 shares subject to the warrant were fully vested. In connection with the December 2001 private placement of 2,574,298 shares of the Company's common stock, the exercise price of this warrant was adjusted to $5.83 per share, pursuant to the original agreement. Accordingly, the fair value of the warrant and related warrant expense was remeasured using the new exercise price.

        In October 2001, the Company issued a warrant (the "bank warrant") to a bank to purchase up to 25,000 shares of common stock at an exercise price of $4.39 per share and vested immediately. The warrant expires in October 2004 and is fully vested and exercisable.

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

Option Plan

        In July 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan (the "Plan"), which replaced the 1997 Stock Option Plan (the "1997 Plan") as to future grants. Under the Plan, stock options may be granted to employees, directors and consultants of the Company. At December 31, 2001, there were options to purchase 2,258,302 shares of common stock that were available for grant under the Plan. Options previously granted that are forfeited will be added to options available for grant under the Plan. The Stock Plan currently provides for automatic annual increases on January 1st of each year beginning January 1, 2001 equal to the lesser of:

  •
  6,000,000 shares;

  •
  5.0% of the outstanding shares on such date; or

  •
  an amount determined by our board of directors.

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

        Activity of the Plan for the last three years was as follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance as of January 1, 1999	7,993,841	$1.24
Granted	6,901,088	$2.59
Cancelled	(2,296,070)	$1.29
Exercised	(72,938)	$1.24

Balance as of December 31, 1999	12,525,921	$1.98
Granted	5,994,953	$12.13
Cancelled	(580,222)	$4.84
Exercised	(3,067,776)	$1.43

Balance as of December 31, 2000	14,872,876	$5.94
Granted	7,969,909	$6.49
Cancelled	(3,411,387)	$8.31
Exercised	(1,807,427)	$2.60

Balance as of December 31, 2001	17,623,971	$6.08

Information regarding stock options outstanding as of December 31, 2001 was as follows:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Price Range	Number of Shares (In Thousands)		Weighted Average Exercise Price	Number of Shares (In Thousands)	Weighted Average Exercise Price
$0.0300 to $1.3700	2,741	6.25	$1.25	2,316	$1.25
$1.4500 to $1.5100	554	8.61	$1.48	174	$1.48
$1.6700 to $1.6700	1,946	7.37	$1.67	625	$1.67
$1.7000 to $2.6700	414	7.68	$2.64	160	$2.67
$3.0100 to $3.3400	1,849	8.72	$3.34	36	$3.33
$3.4400 to $5.3300	1,794	8.08	$4.50	729	$4.28
$5.4700 to $6.6700	1,727	9.16	$6.13	161	$6.67
$6.9300 to $7.5000	2,584	9.03	$7.49	35	$7.50
$7.5200 to $8.5000	454	9.23	$8.30	18	$8.34
$8.6250 to $31.6875	3,561	8.55	$14.20	789	$14.47

        Options exercisable under the Plan were approximately 5,042,000, 3,967,000 and 4,096,500, as of December 31, 2001, 2000 and 1999, respectively.

Fair Value Disclosure

        The weighted average exercise prices and fair market value of stock options granted using the Black-Scholes option pricing model were as follows:

	2001		2000		1999
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price equals market value of stock at date of grant	$3.72	$6.49	$7.47	$13.28	$0.74	$3.22
Exercise price exceeds market value of stock at date of grant	—	—	$6.02	$12.00	—	—
Exercise price was less than market value of stock at date of grant	—	—	$6.38	$7.43	$1.10	$2.36

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. Had compensation expense for the years ended December 31, 2001, 2000 and 1999 been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except for net loss per share).

	Years Ended December 31,
	2001	2000	1999
Net loss, as reported	$(17,433)	$(41,970)	$(25,865)
Pro forma net loss	(26,645)	(45,293)	(27,151)
Pro forma net loss available to common stockholders	(26,645)	(46,062)	(29,561)
Pro forma basic and diluted net loss per share	$(0.37)	$(0.74)	$(0.51)

        The Company estimated the fair value of options granted in the years ended December 31, 2001, 2000 and 1999 using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Plans
				ESPP Plan 2001
	2001	2000	1999
Expected lives (in years)	5	5	5	0.5
Risk-free interest rate	3.5%	5.3%	5.3%	3.5%
Dividend yield	0%	0%	0%	0%
Expected volatility	65%	60%	0%	65%

        These pro forma amounts may not be representative of the effects on pro forma disclosures in future years as options vest over several years and additional grants are generally made every year. Prior to the Company's initial public offering, the Company used the minimum value method (it assumed a zero volatility) as allowed under SFAS 123.

Reserved for Future Issuance

        As of December 31, 2001, the Company had reserved the following shares of authorized but unissued common stock for future issuance:

Stock option plans	19,882,273
Stock purchase plan	1,820,134
Common stock warrants	4,250,000

25,952,407

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

        During the years ended December 31, 2000 and 1999, in connection with the grant of certain stock options, the Company recorded total deferred stock compensation of approximately $8.5 million, representing the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the date of grant. Amortization of deferred stock compensation was approximately $1.8 million, $3.9 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8. 401(K) Plan

        The Company has a 401(K) plan covering substantially all of its eligible employees. Under this plan, employees may defer up to 15% of their pre-tax salary, subject to statutory limits. The Company contributes an amount equal to 50% of each participant's elective contribution, up to 4% of compensation. On January 1, 2000, the Company modified the Plan to provide for company matching contributions equal to 50% of each participant's elective contribution, up to 8% of compensation. The Company's matching contributions to the plan were approximately $1.5 million, $1.0 million and $0.3 million during the years ended December 2001, 2000 and 1999, respectively.

Note 9. Restructuring Charge

        In September 2001, the Company recorded a restructuring charge of $3.4 million for employee termination benefits and related costs. At December 31, 2001 approximately $400,000 remain in accrued expenses. These restructuring charges were taken to align the Company's cost structure with changing market conditions. The restructuring resulted in headcount reductions of approximately 228 employees, which was made up of 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.

Note 10. Related Party Transactions

        During the year ended December 31, 2001, the Company made a loan in the amount of $2.0 million to one of its executive officers who is also a stockholder. The loan bore interest at rate of 8.5% and was fully repaid as of December 31, 2001.

        During the year ended December 31, 2001, the Company made a loan in the amount of $500,000 to one of its executive officers. The loan bears interest at a rate of 8.5% per annum and is due on February 15, 2002. The loan balance is included in prepaid expenses and other current assets as of December 31, 2001.

        At December 31, 2001, the related party receivable represents an amount due from an officer/stockholder related to certain life insurance premiums paid on behalf of the officer/stockholder.

        During the year ended December 31, 2001, the Company paid two of its alliance partners, who are also minority stockholders, an aggregate amount of approximately $3.2 million for consulting services. Such amounts are included in cost of service revenue in the accompanying statement of operations.

Note 11. Subsequent Events (unaudited)

        On January 2, 2002, the Company made a loan in the amount of $2.0 million to one of its executive officers who is also a stockholder. The loan bears interest at a rate of 8.5% per annum and is due on February 28, 2002.

        On January 29, 2002, the Company filed a Registration Statement with the Securities and Exchange Commission, which would permit the Company to sell 5,000,000 shares of the Company's common stock in connection with a secondary public offering.

        In January 2002, the 1999 Alliance Warrant was exercised and the holder converted its right to purchase 1,200,000 shares of common stock at $5.33 per share into 666,537 shares of common stock.

Note 12. Interim Financial Results (unaudited)

        The following table sets forth certain unaudited consolidated financial information for each of the four quarters for the years ended December 31, 2001 and 2000.

	Quarter Ended 2001				Quarter Ended 2000
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	(In thousands, except per share data)
Net revenues	$44,068	$42,095	$50,385	$49,395	$42,692	$31,292	$23,194	$17,574
Gross profit	33,136	30,833	38,240	37,777	33,184	22,480	15,907	10,253
Net income (loss)	1,581	(7,787)	(6,845)	(4,382)	(6,229)	(9,905)	(12,970)	(12,866)
Basic and diluted net earnings (loss) per share	$0.02	$(0.11)	$(0.10)	$(0.06)	$(0.09)	$(0.14)	$(0.21)	$(0.28)

        Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

        Certain information required by Part III is omitted from this report on Form 10-K in that the registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information contained in the Proxy Statement is incorporated herein by reference.

Item 10: Directors and Executive Officers of the Registrant

  (a)
  Executive officers—see the section entitled "Executive Officers" in Part I, Item 1 hereof.

  (b)
  Directors—The information required by this item relating to directors is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

  (c)
  Section 16(a) Information—the information required by Item 405 of Regulation S-K is incorporated by reference in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

Item 13: Certain Relationships and Related Transactions

        On January 2, 2002, the Company provided James T. Demetriades, its President, Chief Executive Officer and significant stockholder, with a loan of $2.0 million pursuant to a promissory note with an annual interest rate of 8.5%. This promissory note is repayable to the Company on February 28, 2002. During 2001 the Company provided Mr. Demetriades with a similar $2.0 million loan. This loan was repaid in full on December 28, 2001.

        On August 15, 2001, the Company provided Kathleen Mitchell, its Senior Vice President, Marketing and Business Development, with a loan of $500,000 pursuant to a promissory note with an annual interest rate of 8.5%. This promissory note is repayable to the Company on February 15, 2002.

        During fiscal 2001, the Company recorded approximately $2.4 million in consulting fees payable to EDS. An affiliate of EDS, Mr. Abigail, is a member of our Board of Directors. EDS is also a stockholder of the Company. In May 2000, EDS purchased 1,200,000 shares in a private placement concurrent with the Company's initial public offering at $12.00 per share, the same per share price paid by investors in the public offering. The Company also issued a warrant to EDS in January 2000 to purchase 1,200,000 shares of its common stock. The warrant was fully vested and exercisable as of December 31, 2001. This warrant expires in July 2002, and has an exercise price of $6.67 per share.

        During fiscal 2001, the Company recorded approximately $883,000 payable to Accenture and its affiliated entities in consulting fees. Also during fiscal 2001, Accenture purchased software licenses from the Company for $625,000. An affiliate of Accenture, Mr. Wilson was a member of our Board of Directors until September 2001. Accenture is also a stockholder of the Company.

        The Company is a party to a lease for a building in Arcadia, California, half of which building is owned by the Demetriades Family Trust dated December 20, 1983, a majority interest of which is owned by Sterge Demetriades and his wife. Sterge Demetriades is the father of James Demetriades, the Company's President and Chief Executive Officer and Alex Demetriades, the Company's Senior Vice President, Products. The other half of the building is owned by another trust, The 150 E. Foothill Trust dated December 20, 1983, of which James T. Demetriades is one of the beneficiaries. During fiscal 2001, the Company paid rent in the amount of $56,000 under this lease. The lease expires in December 2002.

        At December 31, 2001, the Company had a receivable of $366,000 representing amounts due from James Demetriades, the Company's President and Chief Executive Officer, related to certain life insurance premiums paid on his behalf.

PART IV

Item 14: Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  1.
  Financial Statements. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 33 of this report.

  2.
  Financial Statement Schedule. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 33 of this report for those schedules required to be filed by Item 8 of this Form. All other schedules required to be filed under item 14(d) are not applicable.

  3.
  Exhibits.

3.1	Restated Certificate of Incorporation of the Registrant
3.2	Bylaws of the Registrant
4.1*	Specimen of the Registrant's common stock certificate
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*+	1998 Stock Plan, as amended
10.3*+	2000 Employee Stock Purchase Plan and form of agreements there under
10.4*	Warrant dated January 31, 2000 issued to EDS
10.5*	Registration Rights Agreement dated May 8, 1998, as amended.
10.6*	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7*	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California.
10.8*	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.9*	Warrant dated March 23, 2000 issued to Computer Sciences Corporation
10.10**	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.11**	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.12##	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.13+##	Employment Agreement between the Registrant and Rangaswamy Srihari
10.14##	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
10.15++	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.16#	Registration Rights Agreement, dated December 19, 2001, by and between the Registrant and Acqua Wellington Private Placement Fund, Ltd.

10.17#	Registration Rights Agreement, dated December 19, 2001, by and between the Registrant and Acqua Wellington Opportunity I Limited
10.18	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank—California
10.19	Second Amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank—California
10.20	Warrant dated October 31, 2001 issued by the Registrant to Comerica Bank
10.21	Lease Agreement dated as of February 24, 2001, between MWB Business Exchange Limited and the Registrant for premises in Berkshire, United Kingdom
10.22	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
21.1	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young, LLP, Independent Auditors
24	Power of Attorney (contained in signature page)

*	Incorporated by reference to an exhibit in the Registrant's Registration Statement on Form S-1, as amended (No. 333-330648).
**	Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.
+	Denotes a management contract or compensatory plan arrangement.
++	Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
#	Incorporated by reference to an exhibit in the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 2001.
##	Incorporated by reference to an exhibit in the Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2001.
  (b)
  Reports on Form 8-K. On December 20, 2001, SeeBeyond filed a report on Form 8-K regarding the announcement of a private placement transaction involving the issuance and sale of 2,754,298 shares of SeeBeyond common stock.

  (c)
  Exhibits. See exhibit listing under item 14(a) above.

  (d)
  Financial Statement Schedules. None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2002.

SEEBEYOND TECHNOLOGY CORPORATION
By:	/s/ JAMES T. DEMETRIADES James T. Demetriades President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James T. Demetriades and Barry J. Plaga, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report. In accordance with the Securities Exchange Act of 1934, this report has been signed below on February 8, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JAMES T. DEMETRIADES James T. Demetriades	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ BARRY J. PLAGA Barry J. Plaga	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ RAYMOND J. LANE Raymond J. Lane	Chairman of the Board of Directors
/s/ SALAH M. HASSANEIN Salah M. Hassanein	Director
/s/ GEORGE J. STILL George J. Still	Director
/s/ STEVEN A. LEDGER Steven A. Ledger	Director
/s/ GEORGE ABIGAIL George Abigail	Director

SEEBEYOND TECHNOLOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2001, 2000 and 1999

(Amounts in Thousands)

	Balance at Beginning of Period	Additions	Deductions(A)	Balance at End of Period
Year ended December 31, 2001
Allowance for doubtful accounts	$1,127	$721	$11	$1,837
Year ended December 31, 2000
Allowance for doubtful accounts	1,055	72	—	1,127
Year ended December 31, 1999
Allowance for doubtful accounts	391	685	21	1,055

(A)
Actual write-off's of uncollectible accounts receivable.

QuickLinks

Table of Contents
FORWARD-LOOKING STATEMENTS
PART I
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SEEBEYOND TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Data)
SEEBEYOND TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
SEEBEYOND TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (In Thousands)
SEEBEYOND TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
SEEBEYOND TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating Leases
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2001, 2000 and 1999 (Amounts in Thousands)