Form 10-Q
period 2002-03-31
SEEBEYOND TECHNOLOGY CORP
filed 2002-05-15
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No. 000-30207

SEEBEYOND TECHNOLOGY CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4249153 (I.R.S. Employer Identification Number)

404 E Huntington Drive
Monrovia, California 91016
(Address of Principal Executive Office)
(626) 471-6000
(Address, including Zip Code, of Registrant's Principal Executive Offices
and Registrant's Telephone Number, including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, as of May 13, 2002 was 83,246,343.

SeeBeyond Technology Corporation

INDEX

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SeeBeyond Technology Corporation
Condensed Consolidated Balance Sheets

In thousands, except share and per share data	March 31, 2002	December 31, 2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$104,578	$47,039
Accounts receivable, net of allowances of $1,885 and $1,837 at March 31, 2002 and December 31, 2001, respectively	49,974	41,111
Prepaid expenses and other current assets	4,134	3,446

Total current assets	158,686	91,596
Property and equipment, net	13,206	12,399
Related party receivable	—	366
Goodwill	1,123	1,123
Other assets	310	280

Total assets	$173,325	$105,764

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$6,835	$8,671
Accrued compensation and related expenses	6,988	9,906
Accrued expenses	13,634	10,729
Deferred revenues	27,708	23,858
Lease line payable—current portion	542	542

Total current liabilities	55,707	53,706
Lease line payable	1,249	1,412

Total liabilities	56,956	55,118
Stockholders' equity:
Preferred stock, $.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock, $.0001 par value—200,000,000 shares authorized; 83,229,091 and 74,750,485 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	8	7
Additional paid-in capital	219,461	157,750
Deferred stock compensation	(2,230)	(3,432)
Accumulated other comprehensive loss	(1,269)	(1,183)
Accumulated deficit	(99,601)	(102,496)

Total stockholders' equity	116,369	50,646

Total liabilities and stockholders' equity	$173,325	$105,764

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data
	2002	2001
Revenues:
License (net of warrant amortization of $0 and $906 for the three months ended March 31, 2002 and 2001, respectively)	$21,069	$32,429
Services	10,225	11,202
Maintenance	9,068	5,764

Total revenues	40,362	49,395
Costs and expenses:
Costs of license revenues	1,059	443
Costs of services revenues (exclusive of stock-based compensation of $42 and $90 for the three months ended March 31, 2002 and 2001, respectively)	7,730	10,296
Costs of maintenance revenues	1,717	879
Research and development (exclusive of stock-based compensation of $47 and $101 for the three months ended March 31, 2002 and 2001, respectively)	7,655	6,922
Sales and marketing (exclusive of stock-based compensation of $156 and $344 for the three months ended March 31, 2002 and 2001, respectively)	14,500	27,494
General and administrative (exclusive of stock-based compensation of $20 and $43 for the three months ended March 31, 2002 and 2001, respectively)	4,210	6,011
Amortization of goodwill	—	32
Amortization of sales and marketing warrants	441	1,263
Amortization of stock-based compensation	265	578

Total costs and expenses	37,577	53,918

Income (loss) from operations	2,785	(4,523)
Other income
Interest, net	193	141

Income (loss) before income tax provision	2,978	(4,382)
Provision for income tax	83	—

Net income (loss)	$2,895	$(4,382)

Basic net income (loss) per share	$0.04	$(0.06)

Diluted net income (loss) per share	$0.03	$(0.06)

Number of shares used in calculating:
Basic net income (loss) per share	78,678	70,224

Diluted net income (loss) per share	82,873	70,224

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
In thousands
	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,895	$(4,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of fixed assets	—	136
Depreciation and amortization	1,398	1,035
Provision for doubtful accounts receivable	48	277
Amortization of goodwill	—	32
Amortization of sales and marketing warrants	441	1,263
Amortization of other warrants	—	906
Amortization of stock-based compensation	265	578
Changes in assets and liabilities:
Accounts receivable	(8,911)	(10,918)
Prepaid expenses and other current assets	(133)	(730)
Accounts payable	(1,836)	(433)
Accrued expenses	(13)	5,237
Deferred revenue	3,850	2,579

Net cash used in operating activities:	(1,996)	(4,420)

Cash flows from investing activities:
Purchases of property and equipment	(2,205)	(4,644)
Payments to acquire companies, net of cash acquired	—	(47)
Related party receivable	366	—
Other	(585)	610

Net cash used in investing activities	(2,424)	(4,081)

Cash flows from financing activities:
Net borrowings on bank lines of credit	—	5,000
Proceeds from issuance of common stock pursuant to secondary public offering, net	58,880	—
Payments on lease line payable	(163)	—
Proceeds from issuance of common stock pursuant to employee stock option plan	3,328	2,046

Net cash provided by financing activities	62,045	7,046

Effect of exchange rate changes on cash and cash equivalents	(86)	(616)

Net increase (decrease) in cash and cash equivalents	57,539	(2,071)
Cash and cash equivalents at beginning of the period	47,039	29,428

Cash and cash equivalents at end of the period	$104,578	$27,357

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation

Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by SeeBeyond Technology Corporation (the "Company" or "SeeBeyond") in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission on February 8, 2002.

        The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period, and the Company makes no representations related thereto.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Revenue Recognition

        The Company recognizes revenue when an agreement has been signed by both parties or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable, and no other significant obligations remain. For multiple element arrangements where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method" prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is sold separately. The Company enters into arrangements with end users, which may include the sale of licenses of software, maintenance and services under the arrangement or various combinations of each element, including the sale of such elements separately.

        For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily services and maintenance, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e. generally the software license) regardless of any separate prices stated within the contract for each element, under the residual method prescribed by SOP 98-9. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e. hourly rates charged for consulting services when sold separately from a software license and the renewal rate for maintenance arrangements). Each license agreement offers additional maintenance renewal periods at a stated price. If vendor-specific objective evidence of fair value does not exist for the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or over the period the maintenance is provided if the undelivered element is maintenance, or until sufficient objective evidence exists or all elements have been delivered.

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

        Maintenance Revenues:    Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the specified term.

        Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors when all the revenue recognition criteria have been met upon delivery of the product to the distributor, revenues are recognized at that time. The Company does not offer a right of return on its products.

Note 3. Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" which were adopted by the Company on January 1, 2002. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The impact of adoption of the new standards has not had a material impact on the results of operations or financial position of the Company.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a material impact on the Company's results of operations or financial position.

Note 4. Operations by Reportable Segments and Geographic Area

        SeeBeyond has developed a comprehensive solution for business integration, enabling the seamless flow of information across systems applications and enterprises in real-time, on a global basis. The Company operates in one industry segment, which is the development and marketing of a comprehensive solution for business integration where all key integration technologies, including application-to-application, business-to-business and business process management, are seamlessly integrated.

        Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues:
North America	$27,722	$35,522
Europe	9,180	10,361
Pacific Rim	3,460	3,512

Total revenues	$40,362	$49,395

	March 31, 2002	December 31, 2001
Long-lived assets:
North America	$12,185	$11,520
Europe	2,166	2,382
Pacific Rim	288	266

Total long-lived assets	$14,639	$14,168

        No single customer accounted for more than 10% of the Company's net revenues during the three months ended March 31, 2002 and 2001.

Note 5. Computation of Net Income (Loss) Per Share

        Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock warrants and outstanding stock options using the "treasury stock" method.

        The following table sets forth the components of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001

Net income (loss)	$2,895	$(4,382)

Weighted average outstanding shares of common stock used to compute basic net income (loss) per share	78,678	70,224
Dilutive effect of:
Stock warrants	577	—
Employee stock options	3,618	—

Common stock and common stock equivalents	82,873	70,224

Net income (loss) per share:
Basic	$0.04	$(0.06)

Diluted	$0.03	$(0.06)

        Options to purchase 4,516,000 and 17,442,774 shares of common stock were not included in the calculations of diluted net income (loss) per share for the three months ended March 31, 2002 and 2001, respectively, because their effect would be antidilutive. For the three months ended March 31, 2001, common stock warrants to purchase 4,225,000 shares were not included in the calculations of diluted net loss per share, because their effect would be antidilutive.

Note 6. Commitments, Contingencies and Debt

Bank Line of Credit and Lease Line Payable

        In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and was to expire May 31, 2002. In October 2001, the Company amended the Line to extend the expiration date through May 31, 2003. As of March 31, 2002, $11.8 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of March 31, 2002, $1.8 million was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

        In addition to the Line, the Company has a $2.0 million equipment line (the "Lease Line") with the same lending institution providing the Line. The Lease Line bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at March 31, 2002 was 5.5%. The Company was allowed to draw against the Lease Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of March 31, 2002, there was $1.8 million outstanding under the Lease Line which is secured by certain assets of the Company.

Legal Proceedings

        The Company is party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Note 7. Other Comprehensive Income (Loss)

        The Company accounts for comprehensive income (loss) using SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.

        Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$2,895	$(4,382)
Other comprehensive loss:
Foreign translation adjustment	(86)	(616)

Comprehensive income (loss)	$2,809	$(4,998)

Note 8. Stockholders' Equity

Secondary Public Offering

        In February 2002, the Company completed a public offering of 6,572,623 shares of common stock at $9.57 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $58.9 million.

Warrant Exercise

        In January 2002, a strategic alliance partner of the Company exercised its warrant and converted its right to purchase 1,200,000 shares of common stock at $5.33 per share into 666,337 shares of common stock.

Warrant Cancellation

        In March 2002, a warrant between another strategic alliance partner and the Company was cancelled and all rights under the warrant, including the right to acquire any and all fully vested shares of the Company's common stock thereunder, were forfeited.

Note 9. Related Party Transactions

        On January 2, 2002, the Company made a loan in the amount of $2.0 million to one of its executive officers who is also a stockholder. The loan bore interest at a rate of 8.5% and was fully repaid as to principal and interest as of February 27, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the consolidated financial statements and related notes of SeeBeyond Technology Corporation appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding anticipated costs and expenses, mix of revenues and plans for introducing new products and services. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, under "Risk Related to SeeBeyond" and elsewhere in this Form 10-Q.

Overview

        We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. Following the launch in November 1999 of the fourth generation of our primary product with the introduction of e*Gate 4.0, we launched the next version of its eBusiness Integration Suite ("eBI Suite") version 4.5, in June 2001. In anticipation of this release, we accelerated the growth of our product development, services and sales and marketing organizations. We incurred significant losses in 1999, 2000, and 2001, and as of March 31, 2002, we had an accumulated deficit of approximately $99.6 million.

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

        We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales have grown to 31% of total revenues for the three months ended March 31, 2002 from 28% of total revenues for the same period in the previous year. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

        Our costs and expenses are classified as cost of license revenues, cost of services revenues, cost of maintenance revenues, research and development, sales and marketing and general and administrative. Each category, except cost of license revenues, includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees.

        Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products and the cost of third-party software resold. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and training. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the three months ended March 31, 2002, our gross margin was 95.0% on our license revenues, 24.4% on our services revenues and 81.1% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues compared to our services revenues. As a result, our overall gross margin depends significantly on our revenues mix.

        Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions.

        To date, all software product development costs have been expensed as incurred. Also included in our operating expenses are the restructuring charge, alliance warrants, marketing warrants and stock compensation.

        In March 2001, we entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales an marketing support. As of March 31, 2002, a total of 350,000 shares subject to the warrant were vested. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for this strategic partner to make future product purchases from us.

        In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through March 31, 2002, of which approximately $800,000 remains to be amortized. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $265,000 and $578,000 for the three months ended March 31, 2002 and 2001, respectively. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are described in Note 1 to our consolidated financial statements as of and for the year ended December 31, 2001, included in our Form 10-K filed with the Securities and Exchange Commission on February 8, 2002. We believe our most critical accounting policies include the following:

  •
  revenue recognition,

  •
  estimating allowance for doubtful accounts,

  •
  accounting for income taxes, and

  •
  foreign currency translation.

        Revenue recognition.    We recognize revenue when an agreement has been signed by both parties or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable, and no other significant obligations remain. For multiple element arrangements where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method" prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is sold separately.

        We assess whether the fee is fixed or determinable and collection is probable at the time of the transaction. In assessing whether the fee is fixed or determinable we analyze the payment terms of the transaction and other factors, including the nature and class of customer, our historical experience of collecting under our payment terms without granting a concession, the possibility of the product becoming technologically obsolete before the payments become due and the likelihood of the customer asking for a refund. If we determine the fee is not fixed or determinable we defer the revenue until the payments under the arrangement become due. We assess whether collection is probable based on a number of factors, including the customer's past transaction history and credit-worthiness. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

        Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the specified term.

        Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors when all the revenue recognition criteria have been met upon delivery of the product to the distributor, revenues are recognized at that time. The Company does not offer a right of return on its products.

        The fair value of services such as consulting or training is based upon separate sales of these services. Consulting and training services are generally sold on a time-and-materials or fixed fee basis and are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company's products and generally do not involve significant production, modification or customization to or development of the software.

        Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or estimates for any period, material differences in the amount and timing of revenue recognized could result.

        Allowance for doubtful accounts.    We maintain allowances for doubtful accounts based on our analyses of the likelihood that our customers will not pay us all the money they owe. In circumstances where there is knowledge of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all our customers we perform analyses, which includes a review of their credit profiles, the terms and conditions of the contracts with our customers, and the current economic trends and payment history. We reassess these allowances each accounting period. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our income statement.

        Accounting for income taxes.    We record a valuation allowance to reduce our deferred tax assets by the amount of tax benefits we estimate, based on available evidence, is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance against. As of March 31, 2002, a valuation allowance equal to the value of the deferred tax assets was maintained. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

        Significant management judgment is required in estimating our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

        Foreign Currency Translation.    The functional currency for our foreign operations is their local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in the other comprehensive income or loss account in stockholders' equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations pay back intercompany debt, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

Results of Operations

        The following table sets forth our results of operations for the three months ended March 31, 2002 and 2001 respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2002	2001
Revenues:
License	52%	65%
Services	25	23
Maintenance	23	12

Total revenues	100	100
Costs and expenses:
Cost of license revenue	3	1
Cost of services revenue	19	21
Cost of maintenance revenues	4	2
Research and development	19	14
Sales and marketing	36	56
General and administrative	10	12
Amortization of goodwill	—	—
Amortization of alliance warrants	1	2
Amortization of stock based compensation	1	1

Total costs and expenses	93	109

Income (loss) from operations	7	(9)
Other income (expense), net	—	—

Income (loss) before provision for income taxes	7	(9)
Provision for income taxes	—	—

Net income (loss)	7%	(9)%

Results of operations for the three months ended March 31, 2002 and 2001:

Revenues

        Total revenues.    Total revenues for the three months ended March 31, 2002 decreased 18% from the same period last year, from $49.4 million to $40.4 million. Total revenues for the three months ended March 31, 2002 decreased primarily due to a decrease in sales of our products and services to both new and existing customers.

        License revenues.    License revenues for the three months ended March 31, 2002, decreased 35% from the same period last year, from $32.4 million to $21.1 million. License revenues for the three months ended March 31, 2002, as a percentage of total revenues were 52%, as compared to 65% for the same period in the previous year. The decrease in license revenues was due primarily to the current downturn in the economy, the delay in the capital spending decisions of much of our customer base and resulting decline in information technology spending in general.

        Services revenues.    Services revenues for the three months ended March 31, 2002, decreased 9% from the same period in the previous year, from $11.2 million to $10.2 million. Services revenues for the three months ended March 31, 2002, as a percentage of total revenues were 25%, as compared to 23% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was due primarily to the decline in consulting revenues that resulted from the corresponding decrease in license revenues for the three months ended March 31, 2002 and the three months ended December 31, 2001, as compared to the three months ended March 31, 2001 and December 31, 2000.

        Maintenance revenues.    Maintenance revenues for the three months ended March 31, 2002, increased 57% from the same period in the previous year, from $5.8 million to $9.1 million. Maintenance revenues for the three months ended March 31, 2002, as a percentage of total revenues were 23%, as compared to 12% for the same period in the previous year. The increase in maintenance revenues was due primarily to customer renewals of prior period maintenance contacts associated with the increase in our cumulative license revenue.

Costs and expenses

        Cost of license revenues.    Cost of license revenues for the three months ended March 31, 2002, was approximately $1.1 million, compared to $443,000 in the same period in the previous year. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products and the cost of third-party software resold. This increase was due to a corresponding increase in the percentage of revenues for the three months ended March 31, 2002 attributable to the sale of our products with third party embedded or bundled software and the resale of third party software.

        Cost of services revenues.    Cost of services revenues for the three months ended March 31, 2002, decreased 25% from the same period in the previous year, from $10.3 million to $7.7 million. This decrease was due primarily to the decrease in professional services staff and the related costs associated with decreased services revenues. Cost of services revenues as a percentage of total revenues was 19% for the three months ended March 31, 2002, as compared to 21% for the same period in the previous year. This decrease was due primarily to lower headcount and increased utilization of existing internal resources. We expect that cost of services revenues will increase slightly in absolute dollars for the foreseeable future.

        Cost of maintenance revenues.    Cost of maintenance revenues for the three months ended March 31, 2002, increased 93% from the same period in the previous year, from approximately $879,000 to $1.7 million. Cost of maintenance revenues as a percentage of total revenues was 4% for the three months ended March 31, 2002, as compared to 2% for the same period in the previous year. This increase in cost of maintenance revenue was due primarily to an increase in maintenance related headcount. We expect that costs of maintenance revenues will increase slightly in absolute dollars for the foreseeable future.

        Research and development expenses.    Research and development expenses for the three months ended March 31, 2002, increased 12% from the same period in the previous year, from $6.9 million to $7.7 million. Research and development expenses as a percentage of total revenues were 19% for the quarter ended March 31, 2002 as compared to 14% for the same period in the prior year. The increase in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the rest of 2002 as we continue to invest in additional headcount and the further development of our products.

        Sales and marketing expenses.    Sales and marketing expenses for the three months ended March 31, 2002, decreased 47% from the same period in the previous year, from $27.5 million to $14.5 million. Sales and marketing expenses as a percentage of total revenues were 36% for the quarter ended March 31, 2002 as compared to 56% for the same period in the prior year. This decrease in sales and marketing expense was due primarily to a decrease in marketing staff and promotional and public relations activities. We anticipate that our sales and marketing expense will increase in absolute dollars for the remainder of 2002, primarily due to the hiring of additional sales representatives.

        General and administrative expenses.    General and administrative expenses for the three months ended March 31, 2002, decreased 30% from the same period in the previous year, from $6.0 million to $4.2 million. General and administrative expenses as a percentage of total revenues were 10% for the quarter ended March 31, 2002 as compared to 12% for the same period in the prior year. This decrease in general and administrative expenses was due primarily to cost savings resulting from the reduction in workforce during the three months ended September 30, 2001. We anticipate general and administrative expenses to increase slightly in absolute dollars for the foreseeable future.

        Amortization of goodwill.    Amortization of goodwill for the three months ended March 31, 2002, was $0, compared to $32,000 for the same period in the prior year. The decrease in amortization of goodwill was a result of the implementation of FAS 142 whereby goodwill is no longer amortized but reviewed periodically for impairment.

        Amortization of sales and marketing warrants.    Amortization of warrants for the three months ended March 31, 2002, was $441,000, compared to $1.3 million for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled. The amortization of warrant expense for the three months ended March 31, 2002 and the remaining warrant expense to be recognized in future periods relate to a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

        Amortization of stock-based compensation.    Amortization of stock-based compensation for the three months ended March 31, 2002, was approximately $265,000, compared to $578,000 for the same period in the previous year.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest income (expense). Other income, net for the three months ended March 31, 2002, was approximately $193,000 compared to other income of $141,000 for the same period last year. The increase in income was primarily due to an increase in interest income due to larger cash balances as a result of our secondary public stock offering in February 2002.

Liquidity and Capital Resources

        As of March 31, 2002, we had cash and cash equivalents of $104.6 million, an increase of $57.6 million from $47.0 million held as of December 31, 2001.

        Net cash used in operating activities was $2.0 million during the three months ended March 31, 2002, as compared with $4.4 million in the same period in the previous year. This period over period decrease in cash used in operating activities reflects a decrease in net loss and increases in deferred revenue offset by increases in accounts receivable and prepaid expenses and other current assets and a decrease in accounts payable.

        Net cash used in investing activities was $2.4 million during the three months ended March 31, 2002, as compared with $4.1 million in the same period in the previous year. The decrease primarily was due to lower capital expenditures.

        Net cash provided by financing activities was $62.1 million during the three months ended March 31, 2002, as compared with $7.1 million in the same period in the previous year. This increase was primarily attributable to $58.9 million raised from our sale of 6,572,623 shares of common stock in a secondary public offering completed in February 2002, and $3.3 million raised through the exercise of stock options to purchase shares of common stock from our stock option plan..

        In October 2001, we extended our $15.0 million line of credit facility to May 31, 2003. The line of credit bears interest at a rate of prime plus .5%, payable monthly. As of March 31, 2002, $11.8 million was available under the credit facility and there were no borrowings outstanding.

        We believe that our current cash and cash equivalents balance and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twenty-four months

Risks Related to SeeBeyond

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

        We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of March 31, 2002, we had an accumulated deficit of $99.6 million. Although we were profitable for the three months ended March 31, 2002, we incurred a net loss of $17.4 million in fiscal year 2001, we may incur losses in future periods and we may not maintain profitability on a quarterly basis or achieve profitability on an annual basis.

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

        Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of our revenues in a given quarter has been recorded in the final month of that quarter, with a concentration of these revenues in the last two weeks of the final month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenues from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause a decline in our stock price. We realize substantially higher gross margins on our license and maintenance revenues compared to our services revenues. Thus, our margins for any particular quarter will be highly dependent on our revenue mix in that quarter. In our international markets, we have experienced some seasonality of revenues, with lower revenues in the summer months. Although this seasonality has not had a material impact on our operating results in the past, we cannot assure you that our operating results will not fluctuate in the future as a result of these and other international trends.

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

        Revenues from the sale of products and services outside the United States accounted for 31% of our total revenues for the three months ended March 31, 2002 and 28% of our total revenues for the same period in 2001. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

        We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. In 2001 and in the first quarter of 2002, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced sales to our customers and could impair our operating results in future periods.

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

        We currently expect that our current cash resources, together with anticipated cash flow from operations, will be sufficient to meet our working capital and capital expenditure needs for at least the next 24 months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

        We depend on the continued service of our key technical, sales and senior management personnel, including our Chief Executive Officer, President and Founder, James T. Demetriades. Most of these persons are not bound by an employment agreement, and we do not maintain key person life insurance on any of these persons, other than Mr. Demetriades. The loss of any of our senior management or other key product development or sales and marketing personnel could adversely affect our future operating results. In addition, we must attract, retain and motivate highly skilled employees, including sales personnel and software engineers. We face significant competition for individuals with the skills required to develop, market and support our products and services. We may not be able to recruit and retain sufficient numbers of these highly skilled employees. If we fail to do so, our ability to compete will be significantly harmed.

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

        Our Chief Executive Officer, President and Founder, James T. Demetriades beneficially owns approximately 28.9% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 38.6% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

        Interest rate risk.    We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2001, the fair value of the portfolio would not decline by a material amount. We do not currently use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

        Foreign currency exchange rate risk.    Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, Belgium, France, Germany, Italy, Japan, Korea, The Netherlands, New Zealand, Singapore, Spain, Sweden, Switzerland and the United Kingdom. Transaction gains or losses have not been significant in the past and we do not participate in any hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of any of the local currencies of these countries. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

    Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

    None.

Item 6.    Exhibits and reports of Form 8-K

(a)
Exhibits.

    None.

(b)
Reports on Form 8-K.

    On February 19, 2002, the Company filed a report on Form 8-K regarding the previously announced change in the Company's state of incorporation to Delaware.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2002.

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