Form 10-Q
period 2002-06-30
SEEBEYOND TECHNOLOGY CORP
filed 2002-08-14
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, as of August 12, 2002 was 83,493,936.

SeeBeyond Technology Corporation and Subsidiaries
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SeeBeyond Technology Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

In thousands, except share and per share data	June 30, 2002	December 31, 2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$109,292	$47,039
Accounts receivable, net of allowances of $1,905 and $1,837 at June 30, 2002 and December 31, 2001, respectively	32,356	41,111
Prepaid expenses and other current assets	5,479	3,446

Total current assets	147,127	91,596
Property and equipment, net	14,181	12,399
Related party receivable	—	366
Goodwill	1,123	1,123
Other assets	1,275	280

Total assets	$163,706	$105,764

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$6,880	$8,671
Accrued compensation and related	12,634	15,087
Accrued expenses	6,235	5,548
Deferred revenues	24,867	23,858
Equipment line payable—current portion	542	542

Total current liabilities	51,158	53,706
Equipment line payable	1,086	1,412

Total liabilities	52,244	55,118
Stockholders' equity:
Preferred stock, $.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2001 and 2000	—	—
Common stock, $.0001 par value—200,000,000 shares authorized; 83,489,998 and 74,750,485 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	8	7
Additional paid-in capital	218,952	157,750
Deferred stock compensation	(716)	(3,432)
Accumulated other comprehensive loss	(115)	(1,183)
Accumulated deficit	(106,667)	(102,496)

Total stockholders' equity	111,462	50,646

Total liabilities and stockholders' equity	$163,706	$105,764

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data
	2002	2001	2002	2001
Revenues:
License (net of amortization of warrants of $0 and $210 and $0 and $1,116 for the three months and six months ended June 30, 2002 and 2001, respectively.)	$14,269	$31,222	$35,338	$63,651
Services	9,960	13,713	20,705	26,272
Maintenance	9,441	6,806	18,509	12,570

Total revenues	33,670	51,741	74,552	102,493
Costs and expenses:
Costs of license revenues	130	654	1,189	1,097
Costs of services revenues (exclusive of stock-based compensation of $34 and $76 and $76 and $166 for the three months and six months) ended June 30, 2002 and 2001, respectively.)	8,751	11,650	17,001	23,303
Costs of maintenance revenues	1,978	1,197	3,695	2,076
Research and development (exclusive of stock-based compensation $39 and $85 and $86 and $187 for the three months and six months) ended June 30, 2002 and 2001, respectively.)	8,109	7,103	15,764	14,025
Sales and marketing (exclusive of stock-based compensation of $125 and $289 and $281 and $631 for the three months and six months) ended June 30, 2002 and 2001, respectively.)	17,106	29,841	31,606	57,335
General and administrative (exclusive of stock-based compensation $17 and $36 and $37 and $80 for the three months and six months) ended June 30, 2002 and 2001, respectively.)	4,831	5,681	9,041	11,692
Amortization of goodwill	—	96	—	128
Amortization of sales and marketing warrants	(41)	1,602	400	2,865
Amortization of stock-based compensation	215	486	480	1,064

Total costs and expenses	41,079	58,310	79,176	113,585

Loss from operations	(7,409)	(6,569)	(4,624)	(11,092)
Other income (expense):
Interest, net	339	(25)	532	116

Loss before income tax provision	(7,070)	(6,594)	(4,092)	(10,976)
Provision for income tax	(4)	251	79	251

Net loss	$(7,066)	$(6,845)	$(4,171)	$(11,227)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.05)	$(0.16)

Number of shares used in calculating basic and diluted net loss per share	83,360	71,152	81,096	70,661

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
In thousands
	2002	2001
Cash flows from operating activities:
Net loss	$(4,171)	$(11,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	142
Depreciation and amortization	2,888	2,284
Provision for doubtful accounts receivable	50	142
Amortization of goodwill	—	128
Amortization of sales and marketing warrants	400	2,865
Amortization of other warrants	—	1,116
Amortization of stock-based compensation	480	1,064
Changes in assets and liabilities:
Accounts receivable	8,705	(1,660)
Prepaid expenses and other current assets	(2,033)	(912)
Accounts payable	(1,791)	(1,910)
Accrued compensation related and other expenses	(1,766)	4,400
Deferred revenue	1,009	2,973

Net cash provided by (used in) operating activities:	3,771	(595)
Cash flows from investing activities:
Purchases of property and equipment	(4,670)	(6,959)
Payments to acquire companies, net of cash acquired	—	(47)
Related party receivable	366	—
Other	(995)	902

Net cash used in investing activities	(5,299)	(6,104)
Cash flows from financing activities:
Net borrowings (repayments) on bank lines of credit	(326)	4,900
Proceeds from issuance of common stock pursuant to secondary public offering, net	59,012	—
Proceeds from issuance of common stock pursuant to employee stock option plan	3,464	3,588
Proceeds from issuance of common stock pursuant to employee stock purchase plan	563	2,650

Net cash provided by financing activities	62,713	11,138
Effect of exchange rate changes on cash and cash equivalents	1,068	(570)

Net increase in cash and cash equivalents	62,253	3,869
Cash and cash equivalents at beginning of the period	47,039	29,428

Cash and cash equivalents at end of the period	$109,292	$33,297

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

        The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period, and the Company makes no representations related thereto.

        The consolidated financial statements include the account of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Revenue Recognition

        The Company recognizes revenue when an agreement has been signed by both parties or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable and no other significant obligations remain. For multiple element arrangements where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method" prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is sold separately. The Company enters into arrangements with end users, which may include the sale of licenses of software, maintenance and services under the arrangement or various combinations of each element, including the sale of such elements separately.

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

        Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, when all the revenue recognition criteria have been met upon delivery of the product to the distributor, revenues are recognized at that time. The Company does not offer a right of return on its products.

Note 3. Recently Issued Accounting Pronouncements

        In November 2001, the Financial Accounting Standards Board ("FASB") issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which was subsequently incorporated in Emerging Issues Task Force ("EITF") No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Company adopted the announcement in the quarter ended June 30, 2002. Reimbursable out-of-pocket expenses reclassified as service revenues were $676 and $1,356 for the three months ended June 30, 2002 and 2001, respectively, and $1,196 and $2,713 for the six months ended June 30, 2002 and 2001, respectively.

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

        In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a material impact on the Company's results of operations and financial position.

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

        Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
North America	$21,828	$32,796	$50,032	$69,588
Europe	9,286	14,974	18,497	25,421
Pacific Rim	2,556	3,971	6,023	7,484

Total revenues	$33,670	$51,741	$74,552	$102,493

	June 30, 2002	December 31, 2001
Long-lived assets:
North America	$13,508	$11,520
Europe	2,084	2,382
Pacific Rim	987	266

Total long-lived assets	$16,579	$14,168

        No single customer accounted for more than 10% of the Company's net revenues during the three months or six months ended June 30, 2002. One customer accounted for 11.7% of the Company's net revenues during the three months ended June 30, 2001 and no single customer accounted for more than 10% of the Company's net revenues during the six months ended June 30, 2001.

Note 5. Computation of Net Loss Per Share

        Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock warrants and outstanding stock options using the "treasury stock" method.

        The following table sets forth the components of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(7,066)	$(6,845)	$(4,171)	$(11,227)

Weighted average outstanding shares of common stock used to compute basic net loss per share	83,360	71,152	81,096	70,661
Dilutive effect of:
Stock warrants	—	—	—	—
Employee stock options	—	—	—	—

Common stock and common stock equivalents	83,360	71,152	81,096	70,661

Basic and diluted net loss per share:	$(0.08)	$(0.10)	$(0.05)	$(0.16)

        Options to purchase 18,340,417 and 17,220,194 shares of common stock were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants to purchase 1,850,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 6. Commitments, Contingencies and Debt

Bank Line of Credit and Lease Line Payable

        In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and was to expire May 31, 2002. In October 2001, the Company amended the Line to extend the expiration date through May 31, 2003. As of June 30, 2002, $6.3 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of June 30, 2002, $2.9 million was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line was amended effective June 30, 2002 to adjust the financial covenant requirements. In connection with the amendment a requirement to maintain a certain minimum cash balance at the lending institution was implemented as a condition to borrow against the Line.

        In addition to the Line, the Company has a $2.0 million equipment line (the "Lease Line") with the same lending institution providing the Line. The Lease Line bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at June 30, 2002 was 5.5%. The Company was allowed to draw against the Lease Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of June 30, 2002, there was $1.6 million outstanding under the Lease Line and is secured by certain assets of the Company.

Legal Proceedings

        Beginning on July 3, 2002, several purported class action shareholder complaints were filed in the United States District Court for the Central District of California against the Company and several of our officers and directors. The actions are purportedly brought on behalf of purchasers of common stock of SeeBeyond Technology Corporation between December 10, 2001 and April 22, 2002 and between April 23, 2001 and April 22, 2002. The actions generally allege that during the class periods, defendants made false statements about SeeBeyond's operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages. The Company believes these lawsuits are without merit and intends to defend against them vigorously.

        The Company is party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Note 7. Other Comprehensive Loss

        The Company accounts for comprehensive loss using SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity.

        Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(7,066)	$(6,845)	$(4,171)	$(11,227)
Other comprehensive loss:
Foreign translation adjustment	1,154	46	1,068	(570)

Comprehensive loss	$(5,912)	$(6,799)	$(3,103)	$(11,797)

Note 8. Stockholders' Equity

Secondary Public Offering

        In February 2002, the Company completed a public offering of 6,572,623 shares of common stock at $9.57 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $58.9 million.

Common Stock Warrants

        In January 2002, a strategic alliance partner of the Company exercised its warrant and converted its right to purchase 1,200,000 shares of common stock at $5.33 per share into 666,337 shares of common stock of the Company.

        In March 2002, a warrant agreement between another strategic alliance partner and the Company was cancelled and all rights under the warrant agreement, including all fully vested shares were forfeited.

Note 9. Related Party Transactions

        On August 15, 2001 the Company provided one of its executive officers with a loan of $500,000 pursuant to a promissory note with an annual interest rate of 8.5% that was repayable to the Company on February 15, 2002. The promissory note was subsequently amended in February 2002 to reflect a June 16, 2002 repayment date. As of June 30, 2002, a partial payment in the amount of $39,000 has been applied against the loan balance outstanding. The loan balance is included in prepaid expenses and other current assets as of June 30, 2002.

        On January 2, 2002, the Company provided one of its executive officers, who is also a significant stockholder, with a loan of $2.0 million pursuant to a promissory note with an annual interest rate of 8.5%. This loan was repaid in full on February 28, 2002.

        At December 31, 2001, the Company had a receivable of $366,000 representing an amount due from an officer / stockholder related to certain life insurance premiums paid on behalf of the officer / stockholder. The amount due to the Company was paid in full in March 2002.

        During the three months and six months ended June 30, 2002, the Company recorded approximately $0 and $209,000, respectively, in consulting and referral fees payable to EDS. An affiliate of EDS is a member of the Company's Board of Directors. EDS is also a stockholder of the Company. In May 2000, EDS purchased 1,200,000 shares in a private placement concurrent with the Company's initial public offering at $12.00 per share, the same price paid by investors in the public offering. The Company also issued a warrant to EDS in January 2000 to purchase 1,200,000 shares of its common stock at $6.67 per share. The warrant, which was fully vested and exercisable as to 1,200,000 shares, expired on July 31, 2002.

Note 10. Subsequent Event

        In August 2002, the Company amended the $15 million Line as to certain covenants, effective June 30, 2002.

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

Overview

        We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. Following the launch in November 1999 of the fourth generation of its primary product with the introduction of e*Gate 4.0, we launched the next version of its eBusiness Integration Suite ("eBI Suite") version 4.5, in June 2001. In anticipation of this release, we accelerated the growth of our product development, services and sales and marketing organizations. We incurred significant losses in 1999 and 2000, and as of June 30, 2002, we had an accumulated deficit of approximately $107 million.

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

        We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales were 33% of total revenues for the six months ended June 30, 2002 compared to 32% of total revenues for the six months ended 2001. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

        Revenues from services include consulting and implementation services, training and reimbursable out-of-pocket expenses. A majority of our customers use third-party systems integrators to implement our products. Customers also typically purchase additional consulting services from us to support their implementation activities. These consulting services are generally sold on a time and materials or fixed fee basis, and services revenues are recognized as the services are performed. We also offer training services, which are sold on a per student basis and for which revenues are recognized as the classes are attended.

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

        Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services, training and out-of-pocket expenses. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the three months ended June 30, 2002, our gross margin was 99.1% on our license revenues, 12.1% on our services revenues and 79.1% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues compared to our services revenues. As a result, our overall gross margin depends significantly on our revenue mix.

        Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions.

        To date, all software product development costs have been expensed as incurred. Also included in our total costs and expenses are restructuring charges, amortizations of goodwill, sales and marketing warrants and stock compensation.

        In March 2001, we entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales an marketing support. As of June 30, 2002, a total of 350,000 shares subject to the warrant were vested. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for this strategic partner to make future product purchases from us.

        In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through June 30, 2002, of which approximately $600,000 remains to be amortized. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $215,000 and $486,000 for the three months ended June 30, 2002 and 2001, respectively. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statements of operations.

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

        Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2001, included in our Form 10-K filed with the Securities and Exchange Commission on February 8, 2002. We believe our most critical accounting policies include the following:

  •
  revenue recognition,

  •
  estimating valuation allowances,

  •
  accounting for income taxes, and

  •
  foreign currency translation.

        Revenue recognition.    We recognize revenue when an agreement has been signed by both parties or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable, and no other significant obligations remain. For multiple element arrangements where vendor specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "residual method" prescribed by Statement of Position 98-9. Vendor specific-objective evidence of fair value is based on the price a customer is required to pay when the element is sold separately.

        We assess whether the fee is fixed and determinable and collection is probable at the time of the transaction. In assessing whether the fee is fixed and determinable we analyze the payment terms of the transaction and other factors, including the nature and class of customer, our historical experience of collecting under our payment terms without granting a concession, the possibility of the product becoming technologically obsolete before the payments become due and the likelihood of the customer asking for a refund. If we determine the fee is not fixed or determinable we defer the revenue until the payments under the arrangement become due. We assess whether collection is probable based on a number of factors, including the customer's past transaction history and credit worthiness. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection become probable, which is generally upon the receipt of cash.

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

        Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or estimates for any period, material differences in the amount and timing of revenue could result.

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

        Accounting for income taxes.    We record a valuation allowance to reduce our deferred tax assets by the amount of tax benefits we estimate, based on available evidence is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance against. As of June 30, 2002, a valuation allowance equal to the value of the deferred tax assets was maintained. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

        Significant management judgment is required in determining our provision for income tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

        Foreign Currency Translation.    The functional currency for our foreign operations is the local currency. The financial statements of foreign subsidiaries have been translated into United States dollars. Asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts have been translated using the average exchange rate for the period. The gains and losses associated with the translation of the financial statements resulting from the changes in exchange rates from period to period have been reported in the other comprehensive income or loss account in stockholders' equity. To the extent assets and liabilities of the foreign operations are realized or the foreign operations are expected to pay back the intercompany debt in the foreseeable future, amounts previously reported in other comprehensive income or loss account would be included in net income or loss in the period in which the transaction occurs. Transaction gains or losses, other than intercompany debt deemed to be of a long-term nature, are included in net income or loss in the period in which they occur.

Results of Operations

        The following table sets forth our results of operations for the three months and six months ended June 30, 2002 and 2001 respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
License	42%	60%	47%	62%
Services	30	27	28	26
Maintenance	28	13	25	12

Total revenues	100	100	100	100
Costs and expenses:
Cost of license revenue	—	1	2	1
Cost of services revenue	26	23	23	23
Cost of maintenance revenues	6	2	5	2
Research and development	24	14	21	14
Sales and marketing	51	58	42	56
General and administrative	14	11	12	11
Amortization of goodwill	—	—	—	—
Amortization of alliance and marketing warrants	—	3	1	2
Amortization of stock-based compensation	1	1	1	1

Total costs and expenses	122	113	106	(111)
Loss from operations	(22)	(13)	(6)	(11)
Other income (expense), net	1	—	1	—

Loss before income tax provision	(21)	(13)	(5)	(11)
Provision for income tax	—	—	(1)	—

Net loss	(21)%	(13)%	(6)%	(11)%

Results of operations for the three months ended June 30, 2002 and 2001:

Revenues

        Total revenues.    Total revenues for the three months ended June 30, 2002 decreased 34.8% from the same period last year, from $51.7 million to $33.7 million. Total revenues for the three months ended June 30, 2002 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

        License revenues.    License revenues for the three months ended June 30, 2002, decreased 54% from the same period last year, from $31.2 million to $14.3 million. License revenues for the three months ended June 30, 2002, as a percentage of total revenues were 42%, as compared to 60% for the same period in the previous year. The decreases in license revenues were due primarily due to the decrease in license revenues as a result of delayed purchasing decision making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

        Services revenues.    Services revenues for the three months ended June 30, 2002, decreased 27% from the same period in the previous year, from $13.7 million to $10.0 million. Services revenues for the three months ended June 30, 2002, as a percentage of total revenues were 30% as compared to 27% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was due primarily to the decline in consulting revenues that resulted from the corresponding decrease in license revenues for the three months ended June 30, 2002 and the three months ended March 31, 2002, as compared to the three months ended June 30, 2001 and the three months ended March 31, 2002.

        Maintenance revenues.    Maintenance revenues for the three months ended June 30, 2002, increased 38% from the same period in the previous year, from $6.8 million to $9.4 million. Maintenance revenues for the three months ended June 30, 2002, as a percentage of total revenues were 28%, as compared to 13% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenue.

Costs and expenses

        Cost of license revenues.    Cost of license revenues for the three months ended June 30, 2002, was approximately $130,000, compared to $654,000 in the same period in the previous year. Cost of license revenues consists primarily of the cost of third party licensed software embedded or bundled with our products. This decrease was due to a decrease in revenues during the three months ended June 30, 2002 from the sale of our products with third party embedded or bundled software.

        Cost of services revenues.    Cost of services revenues for the three months ended June 30, 2002, decreased 25% from the same period in the previous year, from $11.7 million to $8.8 million. Cost of services revenues for the three months ended June 30, 2002, as a percentage of total revenues were 26%, as compared to 23% for the same period in the previous year. This decrease in the absolute dollar amount was due primarily to the decrease in professional services staff and the related costs associated with decreased services revenues. We expect that cost of services revenues will increase slightly in absolute dollars for the foreseeable future.

        Cost of maintenance revenues.    Cost of maintenance revenues for the three months ended June 30, 2002, increased 67% from the same period in the previous year, from approximately $1.2 million to $2.0 million. Cost of maintenance revenues as a percentage of total revenues was 6% for the three months ended June 30, 2002, as compared to 2% for the same period in the previous year. The increases in cost of maintenance revenue were due primarily to an increase in maintenance related headcount. We expect that costs of maintenance revenues will increase slightly in absolute dollars for the foreseeable future.

        Research and development expenses.    Research and development expenses for the three months ended June 30, 2002, increased 14% from the same period in the previous year, from $7.1 million to $8.1 million. Research and development expenses as a percentage of total revenues were 24% for the quarter ended June 30, 2002 as compared to 14% for the same period in the prior year. The increases in research and development expenses were due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the remainder of 2002 as we continue to invest in additional headcount and the development of new products.

        Sales and marketing expenses.    Sales and marketing expenses for the three months ended June 30, 2002, decreased 43% from the same period in the previous year, from $29.8 million to $17.1 million. Sales and marketing expenses as a percentage of total revenues were 51% for the quarter ended June 30, 2002 as compared to 58% for the same period in the prior year. This decrease in sales and marketing expense was due primarily to a decrease in marketing personnel and promotional and public relations activities. We anticipate that our sales and marketing expense will increase in absolute dollars for the remainder of 2002, primarily as a result of our hiring of additional sales representatives.

        General and administrative expenses.    General and administrative expenses for the three months ended June 30, 2002, decreased 16% from the same period in the previous year, from $5.7 million to $4.8 million. General and administrative expenses as a percentage of total revenues were 14% for the quarter ended June 30, 2002 as compared to 11% for the same period in the prior year. The decrease in the absolute dollar amount in general and administrative expenses was due primarily to the completion of the reduction in workforce during the three months ended September 30, 2001. We anticipate general and administrative expenses to increase slightly in absolute dollars for the foreseeable future.

        Amortization of goodwill.    Amortization of goodwill for the three months ended June 30, 2002, was $0, compared to $96,000 for the same period in the prior year. The decrease in amortization of goodwill was a result of the implementation of FAS 123 whereby goodwill is no longer amortized but reviewed periodically for impairment.

        Amortization of sales and marketing warrants.    Amortization of warrants for the three months ended June 30, 2002, was $(41,000), compared to $1.6 million for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of warrant expense for the three months ended June 30, 2002 and the remaining warrant expense to be recognized going forward relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

        Amortization of stock-based compensation.    Amortization of stock-based compensation for the three months ended June 30, 2002, was approximately $215,000, compared to $486,000 for the same period in the previous year.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest income (expense). Other income, net for the three months ended June 30, 2002, was approximately $339,000 compared to other income of $(25,000) for the same period last year. The increase in income was primarily due to an increase in interest income due to larger cash balances as a result of our secondary public stock offering in February 2002.

Results of operations for the six months ended June 30, 2002 and June 30, 2001:

Revenues

        Total revenues for the six months ended June 30, 2002 decreased 27% from the same period last year, from $102.5 million to $74.6 million.

        License revenues.    License revenues for the six months ended June 30, 2002, decreased 45% from the same period last year, from $63.7 million to $35.3 million. License revenues for the six months ended June 30, 2002, as a percentage of total revenues were 47%, as compared to 62% for the same period in the previous year. The decreases in license revenues were due primarily to the global economic slowdown and a decline in information technology spending in general.

        Services revenues.    Services revenues for the six months ended June 30, 2002, decreased 21% from the same period in the previous year, from $26.3 million to $20.7 million. Services revenues for the six months ended June 30, 2002, as a percentage of total revenues increased to 28%, as compared to 26% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was due primarily to the decline in consulting revenues that resulted from the corresponding decrease in license revenues for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

        Maintenance revenues.    Maintenance revenues for the six months ended June 30, 2002, increased 47% from the same period in the previous year, from $12.6 million to $18.5 million. Maintenance revenues for the six months ended June 30, 2002, as a percentage of total revenues were 25%, as compared to 12% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenue.

Cost and expenses

        Cost of license revenues.    Cost of license revenues for the six months ended June 30, 2002, was approximately $1.2 million compared to $1.1 million in the same period in the previous year.

        Cost of services revenues.    Cost of services revenues for the six months ended June 30, 2002, decreased 27% from the same period in the previous year, from $23.3 million to $17.0 million. Cost of services revenues as a percentage of total revenues remained at 23% for the six months ended June 30, 2002, as compared to the same period in the previous year. The decrease in the absolute dollar amount of cost of services revenues was due primarily to the decrease in professional services staff and the related costs associated with decreased services revenues. We expect that cost of services revenues will increase slightly in absolute dollars for the foreseeable future.

        Cost of maintenance revenues.    Cost of maintenance revenues for the six months ended June 30, 2002, increased 76% from the same period in the previous year, from approximately $2.1 million to $3.7 million. Cost of maintenance revenues as a percentage of total revenues was 5% for the six months ended June 30, 2002, as compared to 2% for the same period in the previous year. The increase in the absolute dollar amount of the cost of maintenance revenues is due to an increase in maintenance revenues from the same period in the previous year.

        Research and development expenses.    Research and development expenses for the six months ended June 30, 2002, increased 13% from the same period in the previous year, from $14.0 million to $15.8 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 21% for the six months ended June 30, 2002, as compared to 14% for the same period in the previous year. This increase was due primarily to the decrease in total revenues for the six months ended June 30, 2002, as compared to the same period in the previous year.

        Sales and marketing expenses.    Sales and marketing expenses for the six months ended June 30, 2002, decreased 45% from the same period in the previous year, from $57.3 million to $31.6 million. Sales and marketing expenses as a percentage of total revenues for the six months ended June 30, 2002, was 42%, as compared to 56% for the same period in the previous year. These decreases in sales and marketing expenses were due primarily to a decrease in marketing staff and promotional and public relations activities as well as a decrease in total revenues for the six months ended June 30, 2002, as compared to the same period in the previous year.

        General and administrative expenses.    General and administrative expenses for the six months ended June 30, 2002, decreased 23% from the same period in the previous year, from $11.7 million to $9.0 million. General and administrative expenses as a percentage of total revenues for the six months ended June 30, 2002, was 12%, as compared to 11% for the same period in the previous year. The decrease in the absolute dollar amount in general and administrative expenses was due primarily to the completion of the reduction in workforce during the three months ended September 30, 2001.

        Amortization of goodwill.    Amortization of goodwill for the six months ended June 30, 2002, was $0, compared to $128,000 for the same period in the prior year. The decrease in amortization of goodwill was a result of the implementation of SFAS 123 whereby goodwill is no longer amortized but reviewed periodically for impairment.

        Amortization of sales and marketing warrants.    Amortization of warrants for the six months ended June 30, 2002, was $400,000, compared to $2.9 million for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner.

        Amortization of stock-based compensation.    Amortization of stock-based compensation for the six months ended June 30, 2002, was approximately $480,000 compared to $1.1 million for the same period in the previous year.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest income (expense). Other income (expense), net for the six months ended June 30, 2002, was approximately $532,000 compared to $116,000 for the same period last year. The increase in income was primarily due to an increase in interest income due to larger cash balances as a result of the Company's second public offering in February 2002.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash and cash equivalents of $109.3 million, an increase of $62.3 million from $47.0 million held as of December 31, 2001.

        Net cash provided by operating activities was $3.8 million during the six months ended June 30, 2002, as compared with cash used of $(595,000) in the same period in the previous year. This period over period increase in cash provided by operating activities reflects a decrease in net loss and a decrease in accounts receivable offset by increases in prepaid expenses and other current assets and decreases in accounts payable and accrued expenses.

        During the six months ended June 30, 2002, our accounts receivable decreased $8.7 million from $41.1 million at December 31, 2001 to $32.4 million at June 30, 2002. This decline was primarily due to a decrease in revenue during the three months ended June 30, 2002 as compared to the three months ended December 31, 2001. The timing of receivable collections and revenue recorded within a given quarter will affect our accounts receivable going forward.

        Net cash used in investing activities was $5.3 million during the six months ended June 30, 2002, as compared with $6.1 million in the same period in the previous year. The decrease primarily was due to lower capital expenditures. We expect capital expenditures in the next six months to be at the same approximate levels as the last six months.

        Net cash provided by financing activities was $62.7 million during the six months ended June 30, 2002, as compared with $11.1 million in the same period in the previous year. This increase was due primarily to the completion of the second public stock offering in February 2002.

        In October 2001, we extended our $15.0 million senior line of credit facility to May 31, 2003. The line of credit bears interest at a rate of prime plus .5%, payable monthly. As of June 30, 2002, $6.3 million was available under the credit facility and there were no borrowings outstanding.

        We believe that our current cash and cash equivalents balance will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. However, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. In addition, we may also utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

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

  A continued downturn in the general economy or a continuation of the industry trend toward reducing or delaying additional information technology spending due to cost-cutting pressures and tightening capital spending budgets could reduce demand for our products and services.

        We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. From 2001 through the first six months of 2002, we have experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers, particularly in higher margin license sales. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

  We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

        We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of June 30, 2002, we had an accumulated deficit of $106.7 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

        Our products are often used by our customers throughout their organizations to address critical business problems. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volumes and product reliability. Many customers are addressing these issues for the first time when they consider whether to buy our products and services. As a result, we or other parties, including systems integrators, must educate potential customers on the use and benefits of our products and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer's organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular license transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales will be concluded in any given quarter. If one or more of our license transactions are not consummated in a given quarter, our revenue levels and results of operations for that quarter may be negatively impacted.

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

        Revenues from the sale of products and services outside the United States accounted for 35% of our total revenues for the three months ended June 30, 2002 and 37% of our total revenues for the same period in 2001. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 12% for the three months ended June 30, 2002 and 23% for the same period in 2001. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

  Pending or future litigation could have a material adverse impact on our results of operation and financial condition.

        From time to time, we have been subject to litigation. Several putative securities class action lawsuits are currently pending against us, our directors and officers. The plaintiffs in these suits allege that we and the other defendants made false statements about SeeBeyond's operating results and business, while concealing material information. We believe that these lawsuits are without merit and we intend to defend against them vigorously. The complaint does not specify the amount of damages that the plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuit. The uncertainty associated with these unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management's attention and resources. Although we have begun to accrue amounts relating to legal costs and expenses, we have not accrued any amounts relating to potential damages associated with the putative class action lawsuits. However, because of uncertainties relating to litigation, our decision as to whether to accrue and the amount of our estimates could be wrong. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, such a payment could seriously harm our results of operation, financial condition and liquidity.

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

        We currently expect that our current cash resources will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and that force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

        Our Chief Executive Officer, President and Founder, James T. Demetriades beneficially owns approximately 28.8% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 38.5% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

        Interest rate risk.    We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2001, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

        Foreign currency exchange rate risk.    Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, Belgium, France, Germany, Italy, Japan, Korea, The Netherlands, New Zealand, The Republic of South Africa, Singapore, Spain, Sweden, Switzerland and the United Kingdom. Transaction gains or losses have not been significant in the past and we do not participate in any hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of any of the local currencies of these countries. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

        Information with respect to this item is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements included in this Report on Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

(a)
Modification of Constituent Instruments

        Not applicable

(b)
Change in Rights

        Not applicable

(c)
Changes in Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of SeeBeyond Technology Corporation stockholders was held on May 16, 2002, during which the following two proposals were voted on:

Proposal One: Election of two Class II Directors for the ensuing three year term

Directors standing for election:

	For	Against
Salah M. Hassanein	74,915,945	349,910
George Abigail	72,936,516	2,329,339

Directors not standing for election:

James T. Demetriades
Raymond J. Lane
Karl Newkirk
George Still
Steven Ledger

Proposal Two: Ratification of the appointment of Ernst & Young LLP as independent auditors

For:	74,491,587
Against:	739,598
Abstain:	34,670
Broker Non Vote:	0

Item 6.    Exhibits and reports of Form 8-K

  (a)
  Exhibits.

Exhibit No.	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(1)	Bylaws of the Registrant
4.1*	Specimen common stock certificates
10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*+	1989 Stock Plan
10.3*+	2000 Employee Stock Purchase Plan and form of agreements there under
10.4*	Warrant dated January 31, 2000 issued to EDS
10.5*	Registration Rights Agreement dated May 8, 1998, as amended
10.6*	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7*	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California
10.8*	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.9**	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10**	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.11##	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12+##	Employment Agreement between the Registrant and Rangaswamy Srihari
10.13##	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
10.14++	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.15(a)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank-California
10.16(a)	Second amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank-California
10.17(a)	Lease Agreement dated as of February 24, 2001 between MWB Business Eschange Limited and the Registrant for premises in Berkshire, United Kingdom
10.18(a)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
10.19	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
10.20	Sublease Agreement between the Registrant (Tenant) and The Employees Retirement System of The State Of Hawaii (Landlord) and Loopnet (Subtenant) dated May 15, 2002 for premises in Monrovia, California
10.21	Amendment to the Loan and Security Agreement dated as of June 30, 2002 between the Registrant and Comerica Bank—California
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Incorporated by reference to an exhibit in the Registrant's Registration Statement on Form S-1 File No. 333-330648.

**
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.

+
Denotes a management contract or compensatory plan arrangement.

++
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

#
Incorporated by reference to an exhibit in the Registrant's Current Report on Form 8-K filed with the Commission on December 20, 2001

##
Incorporated by reference to an exhibit in the Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2001.

(1)
Incorporated by reference to an exhibit in the Registrant's Annual Report on Form 10-K filed with the Commission on February 8, 2002.

(b)
Reports on Form 8-K.

          None.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2002.

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