Form 10-Q
period 2002-09-30
SEEBEYOND TECHNOLOGY CORP
filed 2002-11-14
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares outstanding of the registrant's Common Stock, $0.0001 par value, as of November 11, 2002 was 83,607,388.

SeeBeyond Technology Corporation and Subsidiaries
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SeeBeyond Technology Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

In thousands, except share and per share data	September 30, 2002	December 31, 2001
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$99,646	$47,039
Accounts receivable, net of allowances of $1,995 and $1,837 at September 30, 2002 and December 31, 2001, respectively	34,219	41,111
Prepaid expenses and other current assets	5,710	3,446

Total current assets	139,575	91,596
Property and equipment, net	16,014	12,399
Related party receivable	—	366
Goodwill	1,378	1,123
Other assets	1,291	280

Total assets	$158,258	$105,764

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$9,345	$8,671
Accrued compensation and related expenses	12,396	15,087
Accrued expenses	5,635	5,548
Deferred revenues	26,289	23,858
Lease line payable — current portion	542	542

Total current liabilities	54,207	53,706
Lease line payable	869	1,412

Total liabilities	55,076	55,118
Stockholders' equity:
Preferred stock, $.0001 par value — 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, $.0001 par value — 200,000,000 shares authorized; 83,498,624 and 74,750,485 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	8	7
Additional paid-in capital	218,777	157,750
Deferred stock compensation	(420)	(3,432)
Accumulated other comprehensive loss	(360)	(1,183)
Accumulated deficit	(114,823)	(102,496)

Total stockholders' equity	103,182	50,646

Total liabilities and stockholders' equity	$158,258	$105,764

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data
	2002	2001	2002	2001
Revenues:
License (net of amortization of warrants of $0 and $0 and $0 and $1,116 for the three months and nine months ended September 30, 2002 and 2001, respectively.)	$13,427	$21,497	$48,765	$85,148
Services	11,825	13,467	32,530	39,739
Maintenance	10,450	8,142	28,959	20,712

Total revenues	35,702	43,106	110,254	145,599
Cost of revenues:
License	707	370	1,896	1,467
Services (exclusive of stock-based compensation of $27 and $64 and $103 and $231 for the three months and nine months ended September 30, 2002 and 2001, respectively.)	10,111	10,538	27,112	33,841
Maintenance	1,943	1,365	5,638	3,441

Total cost of revenues	12,761	12,273	34,646	38,749

Gross profit	22,941	30,833	75,608	106,850

Operating expenses:
Research and development (exclusive of stock-based compensation $31 and $72 and $117 and $259 for the three months and nine months ended September 30, 2002 and 2001, respectively.)	8,980	7,520	24,744	21,545
Sales and marketing (exclusive of stock-based compensation of $98 and $242 and $379 and $873 for the three months and nine months ended September 30, 2002 and 2001, respectively.)	17,689	21,435	49,295	78,770
General and administrative (exclusive of stock-based compensation $13 and $31 and $50 and $110 for the three months and nine months ended September 30, 2002 and 2001, respectively.)	4,624	4,967	13,665	16,659
Restructuring charges	—	3,426	—	3,426
Amortization of goodwill	—	95	—	223
Amortization of sales and marketing warrants	(56)	980	344	3,845
Amortization of stock-based compensation	169	409	649	1,473

Total operating expenses	31,406	38,832	88,697	125,941

Loss from operations	(8,465)	(7,999)	(13,089)	(19,091)
Other income (expense):
Interest, net	336	223	868	339

Loss before income tax provision	(8,129)	(7,776)	(12,221)	(18,752)
Provision for income tax	27	11	106	262

Net loss	$(8,156)	$(7,787)	$(12,327)	$(19,014)

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.15)	$(0.27)

Number of shares used in calculating basic and diluted net loss per share	83,494	71,650	81,861	70,937

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
In thousands
	2002	2001
Cash flows from operating activities:
Net loss	$(12,327)	$(19,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	144
Depreciation and amortization	4,269	3,662
Provision for doubtful accounts receivable	354	468
Amortization of goodwill	—	223
Amortization of sales and marketing warrants	344	3,845
Amortization of other warrants	—	1,116
Amortization of stock-based compensation	649	1,473
Changes in assets and liabilities:
Accounts receivable	6,538	(3,707)
Prepaid expenses and other current assets	(2,264)	(1,347)
Accounts payable	674	(4,514)
Accrued compensation and related expenses	(2,604)	8,132
Deferred revenues	2,431	2,658

Net cash used in operating activities	(1,936)	(6,861)
Cash flows from investing activities:
Purchases of property and equipment	(7,883)	(7,511)
Payments to acquire companies, net of cash acquired	(255)	(95)
Related party receivable	366	(500)
Other	(1,011)	986

Net cash used in investing activities	(8,783)	(7,120)
Cash flows from financing activities:
Net (repayments) borrowings on bank lines of credit	(543)	5,554
Proceeds from issuance of common stock pursuant to secondary public offering, net	59,012	—
Proceeds from issuance of common stock pursuant to employee stock option plan	3,471	4,236
Proceeds from issuance of common stock pursuant to employee stock purchase plan	563	2,650

Net cash provided by financing activities	62,503	12,440
Effect of exchange rate changes on cash and cash equivalents	823	(989)

Net increase (decrease) in cash and cash equivalents	52,607	(2,530)
Cash and cash equivalents at beginning of the period	47,039	29,428

Cash and cash equivalents at end of the period	$99,646	$26,898

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

        The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other interim period, and the Company makes no representations related thereto.

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

Note 3.    Recently Issued Accounting Pronouncements

        In November 2001, the Financial Accounting Standards Board ("FASB") issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which was subsequently incorporated in Emerging Issues Task Force ("EITF") No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. Reimbursable out-of-pocket expenses reclassified as service revenues were approximately $806,000 and $1,011,000 for the three months ended September 30, 2002 and 2001, respectively, and approximately $2,003,000 and $3,724,000 for the nine months ended September 30, 2002 and 2001, respectively.

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

        Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
North America	$22,066	$29,083	$72,098	$98,671
Europe	10,372	10,326	28,869	35,747
Pacific Rim	3,264	3,697	9,287	11,181

Total revenues	$35,702	$43,106	$110,254	$145,599

	September 30, 2002	December 31, 2001
Long-lived assets:
North America	$15,853	$11,520
Europe	1,905	2,382
Pacific Rim	925	266

Total long-lived assets	$18,683	$14,168

        No single customer accounted for more than 10% of the Company's net revenues during the three months or nine months ended September 30, 2002 and 2001.

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

        The following table sets forth the components of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(8,156)	$(7,787)	$(12,327)	$(19,014)

Weighted average outstanding shares of common stock used to compute basic net loss per share	83,494	71,650	81,861	70,937
Dilutive effect of:
Stock warrants	—	—	—	—
Employee stock options	—	—	—	—

Common stock and common stock equivalents	83,494	71,650	81,861	70,937

Basic and diluted net loss per share:	$(0.10)	$(0.11)	$(0.15)	$(0.27)

        Options to purchase 20,782,726 and 16,321,863 shares of common stock were outstanding as of September 30, 2002 and 2001, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants to purchase 650,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 6.    Commitments, Contingencies and Debt

Bank Line of Credit and Lease Line Payable

        In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and was to expire May 31, 2002. In October 2001, the Company amended the Line to extend the expiration date through May 31, 2003. As of September 30, 2002, $7.9 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of September 30, 2002, $1.4 million was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line was amended effective June 30, 2002 to adjust the financial covenant requirements. In connection with the amendment a requirement to maintain a certain minimum cash balance at the lending institution was implemented as a condition to borrow against the Line.

        In addition to the Line, the Company has a $2.0 million equipment line (the "Lease Line") with the same lending institution providing the Line. The Lease Line bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at September 30, 2002 was 5.5%. The Company was allowed to draw against the Lease Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of September 30, 2002, there was $1.4 million outstanding under the Lease Line and is secured by certain assets of the Company.

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

        On September 5, 2002, a derivative lawsuit was filed by a purported Company shareholder in the Superior Court of California for the County of Los Angeles (the "Wardlow Complaint"). The Wardlow Complaint names certain of the Company's present and former officers and directors as defendants. The Company has also been named as a nominal defendant in the Wardlow Complaint. The principal allegation of the Wardlow Complaint is that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.

Note 7.    Comprehensive Loss

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

        Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(8,156)	$(7,787)	$(12,327)	$(19,014)
Foreign translation adjustment	(245)	(419)	823	(989)

Comprehensive loss	$(8,401)	$(8,206)	$(11,504)	$(20,003)

Note 8.    Stockholders' Equity

Secondary Public Offering

        In February 2002, the Company completed a public offering of 6,572,623 shares of common stock at $9.57 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $59.0 million.

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

Note 9.    Related Party Transactions

        On August 15, 2001 the Company provided one of its executive officers with a loan of $500,000 pursuant to a promissory note with an annual interest rate of 8.5% that was repayable to the Company on February 15, 2002. The promissory note was subsequently amended in February 2002 to reflect a June 16, 2002 repayment date. As of September 30, 2002, a partial payment in the amount of $79,000 has been applied against the loan balance outstanding. The loan balance amounting to approximately $481,000 including interest is included in prepaid expenses and other current assets as of September 30, 2002.

        On January 2, 2002, the Company provided one of its executive officers, who is also a significant stockholder, with a loan of $2.0 million pursuant to a promissory note with an annual interest rate of 8.5%. This loan was repaid in full on February 28, 2002.

        At December 31, 2001, the Company had a receivable of $366,000 representing an amount due from one of its executive officers, who is also a significant stockholder, related to certain life insurance premiums paid on behalf of the officer / stockholder. The amount due to the Company was paid in full in March 2002.

        During the three months and nine months ended September 30, 2002, the Company recorded approximately $0 and $209,000, respectively, in consulting and referral fees payable to EDS. An affiliate of EDS was a member of the Company's Board of Directors through September 9, 2002. EDS is also a stockholder of the Company. In May 2000, EDS purchased 1,200,000 shares in a private placement concurrent with the Company's initial public offering at $12.00 per share, the same price paid by investors in the public offering. The Company also issued a warrant to EDS in January 2000 to purchase 1,200,000 shares of its common stock at $6.67 per share. The warrant, which was fully vested and exercisable as to 1,200,000 shares, expired on July 31, 2002 without being exercised.

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

Overview

        We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. In November 1999 we launched the fourth generation of our product e*Gate 4.0, which introduced a fully distributed fault tolerant architecture. We are currently shipping an enhanced version of our eBusiness Integration Suite ("eBI Suite"), version 4.5.2 to our customers and expect to ship the next generation of our product suite, version 5.0 in 2003. We incurred significant losses in 1999, 2000 and 2001 and as of September 30, 2002, we had an accumulated deficit of approximately $115 million.

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

        We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales were 35% of total revenues for the nine months ended September 30, 2002 compared to 32% of total revenues for the nine months ended September 30, 2001. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

        Our cost of revenues includes cost of license revenues, cost of services revenues and cost of maintenance revenues. Each category, except cost of license revenues, includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees.

        Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services, training and out-of-pocket expenses. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the three months ended September 30, 2002, our gross margin was 94.7% on our license revenues, 14.5% on our services revenues and 81.4% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues as compared to our services revenues. As a result, our overall gross margin depends significantly on our revenue mix.

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

        In March 2001, we entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. As a result of the December 2001 private placement of 2,574,298 shares of our common stock, the exercise price of this warrant was adjusted to $5.83 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales an marketing support. As of September 30, 2002, a total of 450,000 shares subject to the warrant were vested. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for this strategic partner to make future product purchases from us.

        In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through September 30, 2002, of which approximately $407,000 remains to be amortized. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $169,000 and $409,000 for the three months ended September 30, 2002 and 2001, respectively. The amortization of the remaining deferred stock compensation will result in additional charges to operations through 2004. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statements of operations.

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
  accounting for income taxes and

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

        Accounting for income taxes.    We record a valuation allowance to reduce our deferred tax assets by the amount of tax benefits we estimate, based on available evidence is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance against. As of September 30, 2002, a valuation allowance equal to the value of the deferred tax assets was maintained. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

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

Results of Operations

        The following table sets forth our results of operations for the three months and nine months ended September 30, 2002 and 2001 respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
License	38%	50%	44%	58%
Services	33	31	30	27
Maintenance	29	19	26	15

Total revenues	100	100	100	100

Cost of revenues:
License	2	1	2	1
Services	30	24	24	24
Maintenance	4	3	5	2

Total cost of revenues	36	28	31	27

Gross profit	64	72	69	73

Operating expenses:
Research and development	25	17	22	15
Sales and marketing	51	51	45	53
General and administrative	12	12	12	12
Restructuring charge	—	8	—	2
Amortization of goodwill	—	—	—	—
Amortization of sales and marketing warrants	—	2	—	3
Amortization of stock-based compensation	—	1	1	1

Total operating expenses	88	91	80	86

Loss from operations	(24)	(19)	(11)	(13)
Other income (expense), net	1	—	1	—

Loss before income tax provision	(23)	(19)	(10)	(13)
Provision for income tax	—	—	—	—

Net loss	(23)%	(19)%	(10)%	(13)%

Results of operations for the three months ended September 30, 2002 and 2001:

Revenues

        Total revenues.    Total revenues for the three months ended September 30, 2002 decreased 17% from the same period last year, from $43.1 million to $35.7 million. Total revenues for the three months ended September 30, 2002 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision-making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

        License revenues.    License revenues for the three months ended September 30, 2002, decreased 38% from the same period last year, from $21.5 million to $13.4 million. License revenues for the three months ended September 30, 2002, as a percentage of total revenues were 38%, as compared to 50% for the same period in the previous year. The decreases in license revenues were due primarily to delayed purchasing decision making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

        Services revenues.    Services revenues for the three months ended September 30, 2002, decreased 13% from the same period in the previous year, from $13.5 million to $11.8 million. Services revenues for the three months ended September 30, 2002, as a percentage of total revenues were 33% as compared to 31% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was due primarily to the decline in consulting revenues that resulted from the corresponding decrease in license revenues for the three months ended September 30, 2002 and the three months ended June 30, 2002, as compared to the three months ended September 30, 2001 and the three months ended June 30, 2001.

        Maintenance revenues.    Maintenance revenues for the three months ended September 30, 2002, increased 30% from the same period in the previous year, from $8.1 million to $10.5 million. Maintenance revenues for the three months ended September 30, 2002, as a percentage of total revenues were 29%, as compared to 19% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues.

Cost of revenues

        Cost of license revenues.    Cost of license revenues for the three months ended September 30, 2002, was approximately $707,000, compared to $370,000 in the same period in the previous year. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. The increase was due to an increase in revenues during the three months ended September 30, 2002 from the sale of our products with third-party embedded or bundled software.

        Cost of services revenues.    Cost of services revenues for the three months ended September 30, 2002, decreased 4% from the same period in the previous year, from $10.5 million to $10.1 million. Cost of services revenues for the three months ended September 30, 2002, as a percentage of total revenues were 30%, as compared to 24% for the same period in the previous year. The decrease in the absolute dollar amount was due primarily to the decrease in professional services staff and the related costs associated with decreased services revenues. We expect that cost of services revenues will increase slightly in absolute dollars for the foreseeable future.

        Cost of maintenance revenues.    Cost of maintenance revenues for the three months ended September 30, 2002, increased 36% from the same period in the previous year, from approximately $1.4 million to $1.9 million. Cost of maintenance revenues as a percentage of total revenues was 4% for the three months ended September 30, 2002, as compared to 3% for the same period in the previous year. The increases in cost of maintenance revenue were due primarily to an increase in maintenance related headcount. We expect that costs of maintenance revenues will increase slightly in absolute dollars for the foreseeable future.

Operating expenses

        Research and development expenses.    Research and development expenses for the three months ended September 30, 2002, increased 20% from the same period in the previous year, from $7.5 million to $9.0 million. Research and development expenses as a percentage of total revenues were 25% for the quarter ended September 30, 2002 as compared to 17% for the same period in the prior year. The increases in research and development expenses were due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the remainder of 2002 as we continue to invest in additional headcount and the development of new products.

        Sales and marketing expenses.    Sales and marketing expenses for the three months ended September 30, 2002, decreased 17% from the same period in the previous year, from $21.4 million to $17.7 million. Sales and marketing expenses as a percentage of total revenues remained at 51% for the quarter ended September 30, 2002, the same level as in the same period in the prior year. This decrease in the absolute dollar amount in sales and marketing expenses was due primarily to a decrease in marketing personnel and promotional and public relations activities. We anticipate that our sales and marketing expense will increase in absolute dollars for the remainder of 2002.

        General and administrative expenses.    General and administrative expenses for the three months ended September 30, 2002, decreased 8% from the same period in the previous year, from $5.0 million to $4.6 million. General and administrative expenses as a percentage of total revenues remained at 12% for the quarter ended September 30, 2002, the same level as in the same period in the prior year. The decrease in the absolute dollar amount in general and administrative expenses was due primarily to the completion of the reduction in workforce during the three months ended September 30, 2001. We anticipate general and administrative expenses to decrease slightly in absolute dollars for the foreseeable future.

        Amortization of goodwill.    Amortization of goodwill for the three months ended September 30, 2002, was $0, compared to $95,000 for the same period in the prior year. The decrease in amortization of goodwill was a result of the adoption of SFAS No. 142 whereby goodwill is no longer amortized but reviewed periodically for impairment.

        Amortization of sales and marketing warrants.    Amortization of warrants for the three months ended September 30, 2002, was $(56,000), compared to $980,000 for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of warrant expense for the three months ended September 30, 2002 and the remaining warrant expense to be recognized going forward relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

        Amortization of stock-based compensation.    Amortization of stock-based compensation for the three months ended September 30, 2002, was approximately $169,000, compared to $409,000 for the same period in the previous year.

Other income (expense), net

        Other income (expense), net consists primarily of interest income (expense). Other income, net for the three months ended September 30, 2002, was approximately $336,000 compared to other income of $223,000 for the same period last year. The increase in other income was primarily due to an increase in interest income due to larger cash balances as a result of our secondary public stock offering in February 2002.

Results of operations for the nine months ended September 30, 2002 and September 30, 2001:

Revenues

        Total revenues.    Total revenues for the nine months ended September 30, 2002 decreased 24% from the same period last year, from $145.6 million to $110.3 million. Total revenues for the nine months ended September 30, 2002 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision-making by our customers due to cost cutting pressures, reduced capital spending budgets and general economic weakness.

        License revenues.    License revenues for the nine months ended September 30, 2002, decreased 43% from the same period last year, from $85.2 million to $48.8 million. License revenues for the nine months ended September 30, 2002, as a percentage of total revenues were 44%, as compared to 58% for the same period in the previous year. The decreases in license revenues were due primarily to the global economic slowdown and a decline in information technology spending in general.

        Services revenues.    Services revenues for the nine months ended September 30, 2002, decreased 18% from the same period in the previous year, from $39.7 million to $32.5 million. Services revenues for the nine months ended September 30, 2002, as a percentage of total revenues increased to 30%, as compared to 27% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was due primarily to the decline in consulting revenues that resulted from the corresponding decrease in license revenues for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The increase in services revenues as a percentage of total revenues was due primarily to the decrease in total revenues for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

        Maintenance revenues.    Maintenance revenues for the nine months ended September 30, 2002, increased 40% from the same period in the previous year, from $20.7 million to $29.0 million. Maintenance revenues for the nine months ended September 30, 2002, as a percentage of total revenues were 26%, as compared to 15% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues. The increase in maintenance revenue as a percentage of total revenues was due primarily to the decrease in total revenues for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

Cost of revenues

        Cost of license revenues.    Cost of license revenues for the nine months ended September 30, 2002, was approximately $1.9 million compared to $1.5 million in the same period in the previous year. This increase was due to an increase in revenues during the nine months ended September 30, 2002 from the sale of our products with third-party embedded or bundled software.

        Cost of services revenues.    Cost of services revenues for the nine months ended September 30, 2002, decreased 20% from the same period in the previous year, from $33.8 million to $27.1 million. Cost of services revenues as a percentage of total revenues remained at 24% for the quarter ended

September 30, 2002, the same level as in the same period in the prior year. This decrease in the absolute dollar amount was due primarily to the decrease in professional services staff and the related costs associated with decreased services revenues. We expect that cost of services revenues will increase slightly in absolute dollars for the foreseeable future.

        Cost of maintenance revenues.    Cost of maintenance revenues for the nine months ended September 30, 2002, increased 65% from the same period in the previous year, from approximately $3.4 million to $5.6 million. Cost of maintenance revenues as a percentage of total revenues was 5% for the nine months ended September 30, 2002, as compared to 2% for the same period in the previous year. The increases in the cost of maintenance revenues were due primarily to an increase in maintenance related headcount.

        Research and development expenses.    Research and development expenses for the nine months ended September 30, 2002, increased 14% from the same period in the previous year, from $21.6 million to $24.7 million. The increase in the absolute dollar amount in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. Research and development expenses as a percentage of total revenues were 22% for the nine months ended September 30, 2002, as compared to 15% for the same period in the previous year. This increase was due primarily to the decrease in total revenues for the nine months ended September 30, 2002, as compared to the same period in the previous year.

        Sales and marketing expenses.    Sales and marketing expenses for the nine months ended September 30, 2002, decreased 37% from the same period in the previous year, from $78.8 million to $49.3 million. Sales and marketing expenses as a percentage of total revenues for the nine months ended September 30, 2002, was 45%, as compared to 53% for the same period in the previous year. These decreases in sales and marketing expenses were due primarily to a decrease in marketing staff and promotional and public relations activities as well as a decrease in total revenues for the nine months ended September 30, 2002, as compared to the same period in the previous year.

        General and administrative expenses.    General and administrative expenses for the nine months ended September 30, 2002, decreased 18% from the same period in the previous year, from $16.7 million to $13.7 million. General and administrative expenses as a percentage of total revenues for the nine months ended September 30, 2002, remained at 12%, the same level as in the same period in the previous year. The decrease in the absolute dollar amount in general and administrative expenses was due primarily to the completion of the reduction in workforce during the three months ended September 30, 2001.

        Amortization of goodwill.    Amortization of goodwill for the nine months ended September 30, 2002, was $0, compared to $223,000 for the same period in the prior year. The decrease in amortization of goodwill was a result of the adoption of SFAS No. 142 whereby goodwill is no longer amortized but reviewed periodically for impairment.

        Amortization of sales and marketing warrants.    Amortization of warrants for the nine months ended September 30, 2002, was $344,000, compared to $3.9 million for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner.

        Amortization of stock-based compensation.    Amortization of stock-based compensation for the nine months ended September 30, 2002, was approximately $649,000 compared to $1.5 million for the same period in the previous year.

Other income (expense), net

        Other income (expense), net consists primarily of interest income (expense). Other income (expense), net for the nine months ended September 30, 2002, was approximately $868,000 compared to $339,000 for the same period last year. The increase in other income was primarily due to an increase in interest income due to larger cash balances as a result of the Company's second public offering in February 2002.

Liquidity and capital resources

        As of September 30, 2002, we had cash and cash equivalents of $99.6 million, an increase of $52.6 million from $47.0 million held as of December 31, 2001.

        Net cash used in operating activities was $1.9 million during the nine months ended September 30, 2002, as compared with $6.9 million in the same period in the previous year. This period over period decrease in cash used in operating activities reflects a decrease in net loss, a decrease in accounts receivable and increase in accounts payable, offset by increases in prepaid expenses and other current assets and decreases in accrued expenses.

        During the nine months ended September 30, 2002, our accounts receivable decreased $6.9 million from $41.1 million at December 31, 2001 to $34.2 million at September 30, 2002. This decline was primarily due to a decrease in revenue during the three months ended September 30, 2002 as compared to the three months ended December 31, 2001. The timing of receivable collections and revenue recorded within a given quarter will affect our accounts receivable going forward.

        Net cash used in investing activities was $8.8 million during the nine months ended September 30, 2002, as compared with $7.1 million in the same period in the previous year. The increase primarily was due to increases in capital expenditures and other assets and a decrease in related party receivable. We expect capital expenditures in the next three months to increase compared to the last three months.

        Net cash provided by financing activities was $62.5 million during the nine months ended September 30, 2002, as compared with $12.4 million in the same period in the previous year. This increase was due primarily to the completion of the secondary public stock offering in February 2002.

        In October 2001, we extended our $15.0 million senior line of credit facility to May 31, 2003. The line of credit bears interest at a rate of prime plus 0.5%, payable monthly. As of September 30, 2002, $7.9 million was available under the credit facility and there were no borrowings outstanding.

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

        We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. From 2001 through the first nine months of 2002, we have experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers, particularly in higher margin license sales. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

        We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of September 30, 2002, we had an accumulated deficit of $114.8 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

        Revenues from the sale of products and services outside the United States accounted for 38% of our total revenues for the three months ended September 30, 2002 and 33% of our total revenues for the same period in 2001. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 16% for the three months ended September 30, 2002 and 15% for the same period in 2001. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

        Our Chief Executive Officer, President and Founder, James T. Demetriades beneficially owns approximately 30% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 40% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

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

Item 4.    Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

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

(c)
Changes in Securities

  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

  Not applicable

Item 6.    Exhibits and reports on Form 8-K

  (a)
  Exhibits.

Exhibit No.		Description
3.1	(1)	Restated Certificate of Incorporation of the Registrant
3.2	(1)	Bylaws of the Registrant
4.1	*	Specimen common stock certificates
10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2	*+	1998 Stock Plan
10.3	*+	2000 Employee Stock Purchase Plan and form of agreements there under
10.5	*	Registration Rights Agreement dated May 8, 1998, as amended
10.6	*	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7	*	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California
10.8	*	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.9	**	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10	**	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.11	##	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12	+##	Employment Agreement between the Registrant and Rangaswamy Srihari
10.13	##	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
10.14	++	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.15	(1)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank-California
10.16	(1)	Second Amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank-California
10.17	(1)	Lease Agreement dated as of February 24, 2001 between MWB Business Eschange Limited and the Registrant for premises in Berkshire, United Kingdom
10.18	(1)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
10.19	(2)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
10.20	(2)	Sublease Agreement between the Registrant (Tenant) and The Employees Retirement System of The State Of Hawaii (Landlord) and Loopnet (Subtenant) dated May 15, 2002 for premises in Monrovia, California

10.21	(2)	Third Amendment to the Loan and Security Agreement dated as of June 30, 2002 between the Registrant and Comerica Bank—California
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(2)
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(b)
Reports on Form 8-K.

      None.

Signature

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2002.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA Barry J. Plaga Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James T. Demetriades, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SeeBeyond Technology Corporation.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

By:	/s/ JAMES T. DEMETRIADES
Name:	James T. Demetriades
Title:	Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry J. Plaga, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SeeBeyond Technology Corporation.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

By:	/s/ BARRY J. PLAGA
Name:	Barry J. Plaga
Title:	Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and reports on Form 8-K