Form 10-K
period 2002-12-31
SEEBEYOND TECHNOLOGY CORP
filed 2003-03-28
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30207

SEEBEYOND TECHNOLOGY CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4249153 (IRS Employer Identification No.)
800 E. Royal Oaks Drive Monrovia, California 91016 (Address, including zip code, of Principal Executive Office)
(626) 471-6000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☒    No ☐

        As of March 25, 2003 there were 82,640,625 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market as of March 25, 2003) was approximately $130,924,437. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

DOCUMENT INCORPORATED BY REFERENCE

        Certain sections of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 15, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SEEBEYOND TECHNOLOGY CORPORATION
For the Fiscal Year Ended December 31, 2002

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

PART I

PART I

Item 1: Business

Overview

        SeeBeyond Technology Corporation (the "Company" or "SeeBeyond") is a leading provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. We believe that we offer the only comprehensive business integration solution architected from a single, internally-developed software code base, encompassing application-to-application integration, business-to-business integration, and business process management. Our Business Integration Suite builds upon more than thirteen years of continuous development of business integration solutions within and among enterprises. As of December 31, 2002, we had licensed our products to over 1,750 customers worldwide.

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

        Companies have historically tried to bridge disparate systems and applications through in-house or third-party custom development of point-to-point interfaces. This approach is no longer viable for many companies given the large and growing number of applications and the cost, time and resources required to create and maintain integration in a rapidly changing environment. In addition, when large numbers of applications and systems are linked through point-to-point interfaces, companies can have difficulty responding quickly to business changes. Integrating with systems external to an enterprise such as those of its suppliers, customers and partners, is an additional challenge that requires expertise in Internet technologies and a solution that is reliable, secure, centrally managed and scalable to a very large number of disparate users.

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

        Scalable and Reliable Business Integration.    Our modular solution is designed to be expandable within a customer's organization and throughout its geographically dispersed and technologically diverse network of customers, suppliers and partners. Our Business Integration Suite can grow to manage the transaction levels required for global business with minimal technical or administrative complexity. As opposed to solutions based on hub-and-spoke architectures, our solution is based on a fully-distributed architecture that delivers scalability without any single point of failure. Our distributed architecture avoids the bottlenecks associated with alternative integration approaches by distributing processing throughout a network and providing a central registry that manages this distributed configuration across the entire network.

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

        Reduced Operating Costs.    Our solution is designed to enable customers to automate and streamline business processes for increased operating efficiency, resulting in improved cycle times, optimized service level agreements and lower operating costs. In addition, our suite enables companies to leverage existing IT investments and minimizes the need for expensive custom programming. As a result, in response to changing business dynamics, our solution allows for efficient business process modifications, substantially reducing the implementation and maintenance costs associated with traditional integration approaches.

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

        Leverage Distribution, Consulting and Implementation Through Strategic Alliances.    We have entered into significant strategic alliances with several leading systems integrators. We intend to expand and seek additional strategic alliances with leading systems integrators, software and hardware vendors to increase our market penetration. We believe that our Business Integration Suite enables our strategic partners to offer readily deployable, repeatable business integration solutions. These alliances provide for benefits, such as qualified customer introductions, the development and marketing of repeatable vertical industry market offerings and the generation of license revenue for us. We have also signed reseller agreements with software vendors, such as Siebel Systems and Retek, and we intend to continue to pursue opportunities to provide our integration capabilities to additional partners.

        Continue Expansion into International Markets.    We believe that international markets represent a significant growth opportunity. In the year ended December 31, 2002, revenues from outside the United States accounted for $52.4 million, or 35% of our total revenues. We plan to continue broadening the scope of our global operations by investing in additional markets and continuing to expand our presence in the international markets we currently serve, particularly in Europe and the Asia Pacific region.

        Become the Preferred Integration Standard for Large Global Entities.    To date, more than 50 enterprises, such as Allstate, BMW, Conoco, Ericsson, General Motors, Pfizer, Philip Morris and Target Corporation, have announced that our Business Integration Suite will be the standard upon which to integrate their systems and applications. We intend to become the standard upon which large customers integrate their internal enterprise information systems and connect externally with their customers, partners and suppliers. We believe that by becoming the integration standard for our customers, we can create stronger customer relationships and generate additional follow-on sales opportunities.

Products

        The SeeBeyond Business Integration Suite provides the following key capabilities:

        Enterprise Integration—Integration capabilities are at the core of all of our Business Integration Suite offerings at each of the data, application, system or business process integration levels. Our Business Integration Suite provides a robust, scalable and reliable integration platform. Business applications or systems are connected to a network via pre-built adapters called e*Way Intelligent Adapters, enabling them to work together. As opposed to solutions based upon hub-and-spoke architectures, the SeeBeyond Business Integration Suite is based on a fully distributed architecture that enables scalability through its ability to dynamically deploy components as needed anywhere on the network, thus making maximum use of enterprise computing capacity. While the e*Gate integration software features a robust distributed architecture without any single point of failure, the configuration of the entire infrastructure is centrally managed for ease of on-going administration and low total cost of ownership. Reliability results from the architecture's flexible deployment options for load balancing, its ability to change business processes dynamically without stopping the system, its ability to recover from hardware failures without data loss or duplication and its support of transactional integrity. Additionally, cross-indexing capabilities allow customers and trading partners to be identified uniquely and automatically from various data-stores within and among enterprises.

        Business Process Management—Using the graphical business modeling tools provided by our e*Insight Business Process Manager, business users can quickly define processes that automate business activities across the many systems, partners and employees involved and then easily optimize those processes over time in response to changing dynamics. The technical details of each business process are readily visible in a hierarchy of graphical views that span all levels of integration from the operational business view down to the most detailed data manipulation and networking aspects. Graphical monitoring of business processes allows business users to observe the status of individual events and processes, to detect and correct process exceptions in real-time, and to audit and analyze process history for further optimization. Real-time alerts and process exceptions can trigger wireless alerts, e-mails, faxes or messages to system management tools based on any business event or system event.

        Business Partner Interoperability—e*Xchange Partner Manager and e*Gate Integrator software support a wide range of secure inter- and intra-business processes. e*Xchange software provides trading partner management to simplify the setup and configuration of business partner and customer profiles. e*Xchange software manages information flows and events external to the enterprise, including XML-based exchanges over the Internet, either directly or through trading exchanges, traditional EDI over value added networks or new Internet-based EDI protocols, as well as other methods of communication, such as e-mail, faxes and other forms of electronic messages. Inter-business processes supported by the SeeBeyond Business Integration Suite may also include transactions via electronic funds transfer networks such as S.W.I.F.T., direct bank deposits, and credit, securities and other financial transactions.

        The SeeBeyond Business Integration Suite is comprised of the following specialized product offerings that meet specific integration needs:

  •
  e*Gate Integrator is a robust business integration platform, delivering the performance and extensibility required for globally integrating information across disparate applications and systems within and among enterprises. e*Gate provides a component-based integration architecture that is network-optimized to provide significant extensibility, scalability and high availability. e*Gate's distributed architecture avoids processing bottlenecks and the single point of failure found in hub-and-spoke and point-to-point solutions. In addition, the software delivers robust security to validate and protect application data throughout both public and private networks.

  •
  e*Way Intelligent Adapters combined with e*Gate's open architecture accelerate the implementation of business integrations by providing out-of-the-box connectivity to a wide variety of packaged applications, databases, communication protocols, systems, and technologies for trading partner and application integration. Each e*Way adapter provides system-specific business logic and data validation, built-in messaging and non-invasive connectivity to minimize deployment time and interface maintenance. We currently offer over 70 e*Way Intelligent Adapters including adapters for packaged applications, such as SAP, PeopleSoft, Siebel, direct database access, such as Oracle, Sybase, eCommerce applications, such as Ariba, Commerce One, web server/portal access, such as iPlanet, WebSphere, communications applications such as HTTP/HTTPS, FTP, e-mail, and legacy applications and data stores, such as CICS, IMS, ADABAS, VSAM. A generic e*Way extension kit is also available for rapid development of custom e*Way adapters.

  •
  e*Xchange Partner Manager is a web-based trading partner management solution built on the e*Gate Integrator platform for automating and securely managing business partner relationships and real-time interactions between the enterprise and its partners, suppliers and customers. The SeeBeyond e*Xchange Partner Manager accelerates the creation of business partner relationships through flexible trading partner profile management, rapid and secure connectivity and extensive protocol support. Protocol support includes pre-defined logic for enveloping, validating and handling leading e-Business protocols such as X12, EDIFACT, HIPAA, RosettaNet, BizTalk and CIDX.

  •
  e*Insight Business Process Manager provides process-driven business integration, allowing key business processes to be modeled, implemented, monitored, managed and optimized over time. e*Insight Business Process Manager is comprised of three primary components that provide automation services. e*Insight Process Manager allows business and technical analysts to collaborate and accelerate the creation of business processes and enables the business analyst to graphically monitor, manage and optimize business processes over time. The e*Insight Process Repository acts as a process data warehouse automatically storing process templates as well as all current and historic business process data. The e*Insight Process Engine manages all the running business process instances based on business rules configured in each process model. Since e*Insight is built on e*Gate Integrator, the software acts not only as a visual representation of business processes, but also generates the components of the underlying integration solution within the e*Gate software.

  •
  e*Index Global Identifier uniquely identifies customers across disparate systems and automatically builds a cross-index of the many different local identifiers used to represent the same customer. This cross-index enables the SeeBeyond Business Integration Suite to seamlessly share customer information among these systems without requiring changes to every system.

  •
  e*Xpressway Integrator addresses the most significant challenge faced by Global 2000 businesses and business-to-business marketplaces today in connecting business partners to fully automate cross-enterprise processes in a cost-effective, rapid and repeatable manner. e*Xpressway Integrator is a web-based, trading partner solution that enables rapid business partner connectivity and integration through a comprehensive business-to-business implementation process, graphical configuration wizards and partner-downloadable connectivity software. Business partners follow an intuitive, step-by-step process to download, install and configure their personalized integration software. The result is that business partners can securely connect their systems to their trading partners in a matter of days.

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

Professional Services

        Our customers typically purchase consulting services from us to support their implementation activities. We offer professional services with the initial deployment of our product, as well as on an ongoing basis to address the continuing needs of our customers. Our consulting services range from architectural planning to complete development and deployment of our products. In each case, our services are tailored to meet our customers' needs. Our professional services organization also provides comprehensive education at our new, state-of-the-art training facility, as well as on-site courses for both customers and partners. Many of our professional services employees have advanced degrees and/or substantial industry experience in systems architecture and design. We expect that the number of service professionals and the scope of the services that we offer will increase as we continue to address the expanding enterprise infrastructure needs of large organizations.

Customers

        We have licensed our products to over 1,750 customers globally. The following is a representative list of our customers by industry:

Financial Services/Insurance	Healthcare	Retail
American General Financial Group	BCBS of No. Carolina	Barnes & Noble.com
AXA Financial	Benesight	Fast Retailing
Banca Intermediazione Mobiliare S.p.A.	Blue Cross of Idaho	FNAC
Banca Popolare di Milano	First Health	Galeries Lafayette
Clearstream	Harrington	Gymboree
Korea First Bank	Horizon Blue Cross Blue Shield	Home Hardware—Canada
Korea Industrial Bank	Kindred Healthcare	Hutchinson
Liberty Mutual	LabOne	Karstadt Quelle
Pacific Life Insurance	Magellan Behavioral Health	Kroger
Samsung	MedPlus/Quest Diagnostics	Moran Grocery/Sav A Lot
Sentry Insurance	New South Wales Health	Nisa-Today's
Sumitomo Shoji	Queensland Health	Ross Stores
UBS AG	Sharp HealthCare	Sainsbury's
Visa International	Sutter Health Care	Stage Stores
Zurcher Kantonalbank	Texas Health Resources	Target Corporation
	United Health Group	Tesco plc.
Toys 'R' Us
Williams Sonoma
Woolworths

Government	Manufacturing	Telecommunications/Energy/Utilities
Canada Post	ABB	Air Liquide SA
Die Schweizerische Post	Avery Dennison	Eskom
DSS Accord—UK	Bombardier	Florida Power & Light
DC Government	Conoco Inc	NTT Data
Military Health Systems—	Daiichi Pharmaceutical	Pacific Gas & Electric
Dept. of Defense	Dial Corp.	Portland General Electric
Navy Exchange Service	DuPont	Potomac Electric Corporation
Command (NEXCOM)	Fuji Photo Film	SHIKOKU-Electric Power
Northrop Grumman	General Motors	Transco
State of Arkansas	Goodrich	TXU
US Postal Service	Haworth Inc.	Western Australia Water Corp.
Heidelberger Durckmaschinen AG
Consulting/Services	Lockheed Martin
Monsanto
Air New Zealand	Moore Corp.
Autodesk	RouteOne
BMC	Seiyo Foods
DirecTV	Syngenta
Eagle Global Logistics	Toshiba
EDS	United Technologies
Electronic Arts	Xerox
Fluor Corporation	Yamanouchi Pharmaceutical
Retek
RR Donnelley
Ryder
Safety-Kleen
Schipol Airport
YUM!Brands

        In 2002, 2001 and 2000, no single customer accounted for more than 10% of our revenues. Revenues from the sale of our products and services outside the United States accounted for $52.4 million, or 35% of our total revenues in 2002, $64.1 million, or 34% of our total revenues in 2001 and $30.0 million, or 25% of our total revenues in 2000. Revenues from the sale of our products and services in the United Kingdom as a percentage of total revenues were 12.9% in 2002, 16.6% in 2001 and 11.7% in 2000, while revenues from the sale of our products and services in Germany as a percent of total revenues were 3.8% in 2002, 3.7% in 2001 and 3.3% in 2000. We believe that revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. Long-lived assets located outside of the United States, principally in Europe, were $3.1 million at December 31, 2002, $2.6 million at December 31, 2001 and $2.8 million at December 31, 2000.

Strategic Alliances with Leading Systems Integrators and Independent Software Vendors

        To promote additional market penetration of our products, we have established strategic alliances with several of the largest independent systems integrators, including Accenture, Cap Gemini Ernst & Young, Computer Sciences Corporation, Braxton (fka Deloitte Consulting), Electronic Data Systems Corporation, First Consulting Group, and PricewaterhouseCoopers. In addition to these strategic alliances, we also have relationships with other systems integrators, including Booz-Allen & Hamilton and BearingPoint (fka KPMG Consulting). SeeBeyond also maintains close relationships with several leading independent software vendors and technology providers, including Broadvision, Hewlett Packard, Retek and Siebel Systems. Our alliances with system integrators and technology vendors alike position us as a preferred business integration software provider. We believe these alliances have enabled us to increase market awareness of our products and increase sales.

Sales and Marketing

        We license our products and sell our services primarily through our direct sales organization, complemented by the selling and support efforts of our systems integrators and through our relationships with independent software vendors. As of December 31, 2002, our sales and marketing organization consisted of 207 professionals. In the United States, we have sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas, Atlanta, Boston, St. Louis and Washington DC. In Europe we have sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, New Zealand and Singapore. Our direct sales force works closely with our professional services organization, which provides pre-sales support to potential customers on product information and deployment capabilities.

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

        Through our global software partner program, we license our technology to leading independent software vendors, so that they can embed components of our Business Integration Suite into their product on a limited basis for seamless integration with specific applications. These relationships allow these companies to resell our products to their customers worldwide and provide our sales force opportunities to cross-sell additional SeeBeyond products and services to these same customers. We have OEM and reseller agreements with a number of software vendors, including Siebel Systems and Retek.

        We focus our marketing efforts on creating awareness of our products and their applications, and identifying and educating our partners as well as potential customers on both the business value as well as the technical value to be gained from a real-time information network, thereby generating new sales opportunities. We will continue to invest to increase awareness of our Business Integration Suite as a comprehensive solution for business integration. Our marketing activities include advertising, direct mail, seminars, tradeshows and industry conferences. We also have a public relations program focused on the trade, financial and business press as well as industry analysts.

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

Product Development

        We are continually enhancing our Business Integration Suite. In particular, we are focused on enhancing the functionality of our Business Integration Suite with additional support for infrastructure standards such as J2EE and .Net including support for J2EE Connector Architecture, or JCA, as the standard matures. We are extending our distributed integration strategy through web services by enhancing current Services Object Access Protocol, or SOAP, support for remote service invocation, Web Services Definition Language, or WSDL, for specifying web services interfaces to be used when invoking a remote service, and Universal Description Discovery and Integration, or UDDI, for

discovering remote services. We are extending business-to-business functionality by providing a business-to-business protocol tool-kit as part of e*Xchange software to allow organizations to rapidly leverage their robust web-based partner management and tracking capabilities for all open and proprietary business-to-business protocols. In addition, we are further developing pre-packaged process templates for key vertical markets, and enhancing business process reporting and analysis capabilities that will leverage data stored in the business process warehouse within our Business Integration Suite to facilitate process optimization activities. We intend to continue to focus on the ease-of-use of our products and will develop new e*Way adapters for packaged applications, web technologies and data formats to provide enhanced application and system connectivity. As of December 31, 2002, our product development organization included 263 employees.

Customer Service and Support

        We provide `Follow the Sun' support for all of our products on a global basis 24 hours a day, seven days a week. Our support centers are located in California and the United Kingdom. Each of these support centers tracks support incidents on one global IT system, providing a consistent level of service worldwide. Customers have the option to log, track and update their service and support inquiries electronically, via the web, telephone, or a combination of both. Our customer service group handles incoming calls, shipping requests, call logging, maintaining customer information and responding to basic product questions. Our technical support/engineering group is responsible for all technical incidents until resolution and is responsible for meeting targeted response times and providing regular updates. Our Technical Assistance Group (TAG) provides emergency on site support within the United States. Our technical support/engineering group interfaces with our product development group for product maintenance. As of December 31, 2002 our customer support organization included 49 employees.

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

Intellectual Property and Proprietary Rights

        Our success is dependent upon the technological and creative skills of our personnel in developing and enhancing our software products, as well as our ability to protect the related proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws to accomplish these goals. We do not currently hold any issued or registered patents. We have filed four patent applications that are pending in the United States and have filed a provisional application for a fifth patent. We cannot be certain that a patent will be issued from any patent application we submit. Moreover, we may not be able to develop proprietary products or technologies that are patentable, that any patent issued to us will provide us with any competitive advantages, or that the patents of others will not seriously harm our ability to do business.

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

        We assert copyrights in software, documentation and other works of authorship and periodically file for and are granted copyrights from the U.S. Copyright Office in and to qualifying works of authorship. We assert trademark rights in and to our name, product names, logos and other markings that are designed to permit consumers to identify our goods and services. We routinely file for and have been granted trademark protection from the U.S. Patent and Trademark Office for qualifying marks.

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

Employees

        As of December 31, 2002, we had a total of 785 employees, including 263 in product development, 207 in sales and marketing, 49 in customer support, 176 in professional services and training, and 90 in operations, administration and finance. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers

        The following table sets forth information with respect to our executive officers:

Name	Age	Position
James T. Demetriades	40	President and Chief Executive Officer
Paul J. Hoffman	51	President, Americas
Kathleen M. Mitchell	50	Senior Vice President, Marketing and Business Development
Barry J. Plaga	41	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Alex Demetriades	34	Senior Vice President, Products
Reed Henry	39	Senior Vice President, Alliances, Services and Support
David Bennett	44	Vice President and General Manager EMEA

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

        Kathleen M. Mitchell has served as our Senior Vice President, Marketing and Business Development since April 1999. From June 1997 to December 1998, Ms. Mitchell was President and Chief Executive Officer of Live Picture, Inc., an Internet imaging company, which filed for bankruptcy protection in 1999. From January 1995 to January 1997, Ms. Mitchell was employed with Ceridian Corporation, an information services company, as President of the Employer Services division. Ms. Mitchell holds a B.A. degree in economics from Newton College (later merged with Boston College).

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

        Alex Demetriades has served as our Senior Vice President, Products since January 2001 and as Vice President of Products since January 2000. From September 1994 to January 2000, Mr. Demetriades was employed in various other positions at SeeBeyond most recently as Director of Product Management, Architecture and Research. Mr. Demetriades holds B.S. degrees in cognitive science and biophysics, and a B.A. degree in psychology, each from the University of California at San Diego. Alex Demetriades is the brother of James T. Demetriades, our President and Chief Executive Officer.

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

Available Information

        You may request a copy of our quarterly and annual report filings and our other regular filings with the U.S. Securities Exchange Commission ("SEC"), free of charge, by writing or telephoning us at 800 E. Royal Oaks Drive, Monrovia, CA, 91016, our principal executive office. Our telephone number at this address is (626) 471-6000. Our principal Internet address is http://www.seebeyond.com and our SEC filings are available on our website as soon as reasonably practicable after we electronically file such material with the SEC. Our public filings are also available from the SEC's web site at http://www.sec.gov. The information on our website is not incorporated by reference into this report.

Item 2: Properties

        Our principal executive and corporate offices are located in Monrovia, California, where we lease a total of approximately 220,000 square feet under leases that expire from 2003 to 2014. We lease approximately 17,000 square feet in Redwood Shores, California under a lease that expires in September 2004. In the United States, we have sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas, Atlanta, Boston, St. Louis and Washington DC. In Europe we have sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, New Zealand and Singapore under leases that cover from 200 to 9,600 square feet and expire from January 2004 to October 2013. We believe these facilities are adequate for our current operations and additional space can be obtained on commercially reasonable terms if needed.

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

        Information with respect to this item is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements included in this Report on Form 10-K.

Item 4: Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5: Market for the Company's Common Stock and Related Stockholders Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "SBYN." The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by the Nasdaq National Market:

Year ending December 31, 2000:	High	Low
June 30, 2000	$34.88	$15.31
September 30, 2000	34.50	18.75
December 31, 2000	23.19	7.00
Year ending December 31, 2001:
March 31, 2001	23.63	7.50
June 30, 2001	16.15	8.50
September 30, 2001	14.85	1.05
December 31, 2001	10.34	1.50
Year ending December 31, 2002:
March 31, 2002	13.45	6.58
June 30, 2002	8.64	2.45
September 30, 2002	3.11	1.09
December 31, 2002	2.98	1.10

        We had 422 stockholders of record as of December 31, 2002.

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

Item 6: Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The Consolidated Statements of Operations Data for the years ended December 31, 2002, 2001 and 2000, and the Consolidated Balance Sheet Data as of December 31, 2002 and 2001, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 1998 and 1997, and the Consolidated Balance Sheet Data as of December 31, 1999 and 1998, are derived from the audited Consolidated

Financial Statements not included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$67,243	$109,628	$65,403	$24,051	$18,142
Services	43,562	51,669	36,650	20,268	10,853
Maintenance	39,945	29,302	16,205	9,055	5,142
Other	—	—	—	1,797	3,324

Total revenues	150,750	190,599	118,258	55,171	37,461
Cost of revenues:
License	2,322	2,004	569	690	959
Services	37,514	43,402	32,590	20,904	11,269
Maintenance	7,911	5,207	3,275	2,368	587
Other	—	—	—	1,219	1,907

Total cost of revenues	47,747	50,613	36,434	25,181	14,722

Gross profit	103,003	139,986	81,824	29,990	22,739

Operating expenses:
Research and development	34,443	29,224	19,175	11,990	8,496
Sales and marketing	66,520	95,507	76,689	28,652	16,273
General and administrative	18,609	21,208	17,231	12,176	9,229
Restructuring and impairment charges	6,625	3,426	—	—	—
Amortization of goodwill	—	319	—	—	—
Amortization of sales and marketing warrants	380	5,892	6,798	814	—
Amortization of stock-based compensation	775	1,815	3,878	1,708	—

Total operating expenses	127,352	157,391	123,771	55,340	33,998

Loss from operations	(24,349)	(17,405)	(41,947)	(25,350)	(11,259)
Interest and other income (expense), net	1,102	435	(23)	(515)	16

Loss before provision for taxes	(23,247)	(16,970)	(41,970)	(25,865)	(11,243)
Provision for income taxes	697	463	—	—	—

Net loss	(23,944)	(17,433)	(41,970)	(25,865)	(11,243)
Accretion on preferred stock	—	—	769	2,410	686

Net loss available to common stockholders	$(23,944)	$(17,433)	$(42,739)	$(28,275)	$(11,929)

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.69)	$(0.62)	$(0.27)

Number of shares used in computing basic and diluted net loss per share	82,145	71,346	61,909	45,954	43,748

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,114	$47,039	$29,428	$1,572	$3,255
Working capital (deficit)	68,449	37,890	24,133	(1,917)	(1,196)
Total assets	157,043	105,764	84,958	29,852	22,857
Deferred revenue	28,141	23,858	19,657	10,354	6,122
Long-term liabilities	4,010	1,412	400	10,000	367
Redeemable convertible preferred stock	—	—	—	24,681	11,445
Total stockholders' equity (deficit)	89,638	50,646	36,039	(28,421)	(7,335)

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

Overview

        We were founded in 1989 and sold our first products and services in 1991 under the name "Software Technologies Corporation." From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. In November 1999 we launched the fourth generation of our product e*Gate 4.0, which introduced a fully distributed, fault tolerant architecture. We are currently shipping an enhanced version of our eBusiness Integration Suite ("eBI Suite"), version 4.5.3 to our customers and in March 2003 we announced our new suite of products, Integrated Composite Application Network ("ICAN") version 5.0, which we expect to begin shipping in the second quarter 2003, however, the determination of when and if version 5.0 will be made available remains at the sole discretion of the Company. We incurred significant losses in 2002 and 2001, and as of December 31, 2002, we had an accumulated deficit of approximately $126.4 million. In October 2000, we changed our name to SeeBeyond Technology Corporation.

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

        We currently have operations in 16 countries outside of the United States. Revenues as a percentage of total revenue, derived from international sales represent 35% in 2002, 34% in 2001 and 25% in 2000. We believe international revenues will continue to be significant in future periods.

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

        Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services, training and out-of-pocket expenses. Cost of maintenance revenues includes compensation and related overhead costs for personnel engaged in maintenance and support activities. For the year ended December 31, 2002, our gross margin was 96.6% on our license revenues, 13.9% on our services revenues and 80.2% on our maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license and maintenance revenues as compared to our services revenues. As a result, our overall gross margin depends significantly on our revenue mix.

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

        In order to increase both our company's and our products' market presence, we entered into strategic alliances with Computer Sciences Corporation ("CSC") in March 2000, Electronic Data Systems Corporation ("EDS") in January 2000 and Accenture in November 1999. We granted a warrant to each of these parties to purchase up to 1,200,000 shares of our common stock, which became exercisable upon the achievement of various milestones, which included the creation of e*Gate software market offerings in the case of Accenture and CSC and the generation of SeeBeyond license revenues by selling licenses of our software products to third parties in the case of EDS and CSC. These warrants had a per share exercise price of $5.33 for Accenture, $6.67 for EDS and $14.00 for CSC. The fair value of these warrants was measured at the date of grant in accordance with Emerging Issues Task Force No. 96-18. Using the Black-Scholes option-pricing model, we valued the warrants granted to Accenture in 1999 at $3.3 million and the warrants granted to EDS and CSC at $10.1 million. These amounts are included in additional paid-in capital and were being amortized by charges to operations over the vesting periods of the warrants. In December 2001, we extended the duration of the EDS warrant agreement. As a result, we remeasured the value of the warrant and related expense, which is reflected in the results of operations for 2001. In January 2002, the Accenture warrant was exercised and was converted to 666,537 shares of common stock of the Company. In March 2002, the CSC warrant agreement was cancelled and all rights under the warrant agreement, including all fully vested shares were forfeited. In July 2002, the EDS warrant expired without being exercised. We recognized amortization of $0, $5.2 million and $6.8 million for 2002, 2001 and 2000 for these alliance warrants, respectively. The amortization of the alliance warrants is classified as a separate component of operating expenses in our consolidated statement of operations.

        In March 2001, we entered into a four-year co-marketing agreement with General Motors Corporation (GMC) and issued GMC a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. As a result of the December 2001 private placement of 2,574,298 shares of our common stock, the exercise price of this warrant was adjusted to $5.83 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales an marketing support. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. As of December 31, 2002, a total of 450,000 shares subject to the warrant were vested. We recognized amortization of $380,000 and $1.8 million for 2002 and 2001, respectively, for this warrant. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for this strategic partner to make future product purchases from us

        In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through December 31, 2000, of which approximately $253,000 remains to be amortized as of December 31, 2002. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of $775,000 in 2002, $1.8 million in 2001 and $3.9 million in 2000. The amortization of the remaining deferred stock compensation at December 31, 2002 will result in additional charges to operations through 2003. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

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

        Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2002 in Item 8: Financial Statements and Supplementary Data. We believe our most critical accounting policies include the following:

  •
  revenue recognition,

  •
  estimating allowance for doubtful accounts,

  •
  accounting for income taxes

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

        Accounting for income taxes.    We record a valuation allowance to reduce our deferred tax assets by the amount of tax benefits we estimate, based on available evidence is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance against. As of December 31, 2002, a valuation allowance equal to the value of the deferred tax assets was maintained. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

        Significant management judgment is required in determining our provision for income tax assets and liabilities and our future taxable income for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2002	2001	2000
Revenues:
License	45%	58%	55%
Services	29	27	31
Maintenance	26	15	14

Total revenues	100	100	100

Cost of revenues:
License	2	1	—
Services	25	23	28
Maintenance	5	3	3

Total cost of revenues	32	27	31

Gross profit	68	73	69

Operating expenses:
Research and development	23	15	16
Sales and marketing	44	50	65
General and administrative	12	11	15
Restructuring charge	4	2	—
Amortization of goodwill	—	—	—
Amortization of sales and marketing warrants	—	3	6
Amortization of stock-based compensation	1	1	3

Total operating expenses	84	82	105

Loss from operations	(16)	(9)	(36)
Other income (expense), net	—	—	—

Loss before income tax provision	(16)	(9)	(36)
Provision for income tax	—	—	—

Net loss	(16)%	(9)%	(36)%

Comparison of Years Ended December 31, 2002, 2001 and 2000

  Revenues

        Total revenues were $150.8 million for 2002, $190.6 million for 2001 and $118.3 million for 2000, representing a decrease of $39.8 million, or 21%, from 2001 to 2002 and an increase of $72.3 million, or 61%, from 2000 to 2001. No customer accounted for more than 10% of our total revenues in 2002, 2001 or 2000.

        License revenues.    License revenues were $67.2 million for 2002, $109.6 million for 2001 and $65.4 million for 2000, representing a decrease of $42.4 million, or 39%, from 2001 to 2002 and an increase of $44.2 million, or 68%, from 2000 to 2001. License revenues as a percentage of total revenues were 45% in 2002, 58% in 2001 and 55% in 2000. The decrease in our license revenues from 2001 to 2002 was primarily due to general corporate cost-cutting measures, reduced capital spending budgets and general economic weakness. The increase in license revenues from 2000 to 2001 was due primarily to continued sales of our Business Integration Suite, the increased acceptance of our products in key vertical markets and the expansion of our relationships with leading systems integrators during 2001.

        Services Revenues.    Services revenues were $43.6 million for 2002, $51.7 million for 2001 and $36.7 million for 2000, representing a decrease of $8.1 million, or 16%, from 2001 to 2002 and an increase of $15.0 million, or 41%, from 2000 to 2001. Services revenues as a percentage of total revenues were 29% in 2002, 27% in 2001 and 31% in 2000. The decrease in the absolute dollar amount of services revenues from 2001 to 2002 was due primarily to the decline in consulting revenues that resulted from the corresponding decrease in license revenues. The increase in the absolute dollar amount of services revenues from 2000 to 2001 were primarily due to the growth of consulting revenues associated with increased licensing revenues during 2001.

        Maintenance Revenues.    Maintenance revenues were $40.0 million for 2002, $29.3 million for 2001 and $16.2 million for 2000, representing increases of $10.7 million, or 37%, from 2001 to 2002 and $13.1 million, or 81%, from 2000 to 2001. Maintenance revenues as a percentage of total revenues were 26% in 2002, 15% in 2001 and 14% in 2000. The increases in the absolute dollar amount of maintenance revenues from 2000 to 2001 and 2001 to 2002 were primarily due to increased cumulative license sales of our products and the renewals of prior period maintenance contracts, which had increased consistent with the increase in our cumulative license revenues.

  Costs of revenues

        Cost of License Revenues.    Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. Cost of license revenues was $2.3 million for 2002, $2.0 million for 2001 and $569,000 for 2000. Cost of license revenues, as a percentage of total revenues, was 2% in 2002, 1% in 2001 and 0% in 2000. The increases in the cost of license revenues from 2000 to 2001 and from 2001 to 2002 were primarily due to an increase in the proportion of products we sold that contain third-party software embedded or bundled with our software product offerings.

        Cost of Services Revenues.    Cost of services revenues was $37.5 million for 2002, $43.4 million for 2001 and $32.6 million for 2000. Cost of services revenues as a percentage of total revenues was 25% in 2002, 23% in 2001 and 28% in 2000. The decrease in the absolute dollar amount of cost of services revenues from 2001 to 2002 was primarily due to the decrease in professional services staff and the related costs associated with decreased services revenues. The increases in cost of services revenues from 2000 to 2001 was primarily due to increases in professional services staff and the related costs associated with increased revenues during 2001.

        Cost of Maintenance Revenues.    Cost of maintenance revenues was $7.9 million in 2002, $5.2 million in 2001 and $3.3 million in 2000. Cost of maintenance revenues as a percentage of total revenues was 5% in 2002, 3% in 2001 and 3% in 2000. The increases in the absolute dollar amount of cost of maintenance revenues from 2000 to 2001 and from 2001 to 2002 were primarily due to increased headcount in our customer support organization as a result of an increase in the total number of customers supported by that organization.

  Operating expenses

        Research and Development Expenses.    Research and development expenses were $34.4 million for 2002, $29.2 million for 2001 and $19.2 million for 2000. Research and development expenses as a percentage of total revenues were 23% in 2002, 15% in 2001 and 16% in 2000. The increases in the absolute dollar amount of research and development expenses from 2000 to 2001 and from 2001 to 2002 were primarily due to the increase in the number of software development personnel and quality assurance personnel to support our product development, documentation and quality assurance activities related to the development of current and future versions of our products. We anticipate research and development expenses will continue to increase in absolute dollars in the foreseeable future as we continue to expand our product suites, upgrade the performance of existing products and continue our investment in research and development efforts.

        Sales and Marketing Expenses.    Sales and marketing expenses were $66.5 million for 2002, $95.5 million for 2001 and $76.7 million for 2000. Sales and marketing expenses as a percentage of total revenues were 44% in 2002, 50% in 2001 and 65% in 2000. The decrease in the absolute dollar amount in sales and marketing expenses from 2001 to 2002 was due to a decrease in sales and marketing personnel and promotional and public relations activities. The increase in the absolute dollar amount in sales and marketing expenses 2000 to 2001 was due to the expansion of our domestic and international direct sales forces, the increase in marketing directly to specific vertical markets such as manufacturing, retail and telecommunications/energy/utilities and the increase in marketing staff, promotional and public relations activities and product and corporate communications during 2001.

        General and Administrative Expenses.    General and administrative expenses were $18.6 million for 2002, $21.2 million for 2001 and $17.2 million for 2000. General and administrative expenses as a percentage of total revenues were 12% in 2002, 11% in 2001 and 15% in 2000. The increase in the absolute dollar amount from 2000 to 2001 was primarily due to hiring additional executive, finance, information technology and administrative personnel to support the growth of our business and worldwide infrastructure during the first half of 2001. The decrease in the absolute dollar amount from 2001 to 2002 was primarily due to the completion of reductions in workforce during the second half of 2001 and in the last quarter of 2002.

        Restructuring Charge.    In 2001, a restructuring charge of $3.4 million for employee termination benefits and related costs was recorded. These restructuring charges were recorded to align our cost structure with changing market conditions. The restructuring resulted in headcount reductions of approximately 228 employees, which was comprised of 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.

        In 2002, restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for headcount reductions, $2.7 million related to the abandonment of facilities and $1.8 million related to the abandonment of leasehold improvements, furniture and fixtures and equipment in connection with such facilities were recorded. These restructuring charges were recorded to further align our cost structure with changing market conditions. The headcount reduction of approximately 57 employees was comprised of 58% sales and marketing staff, 19% professional services staff, 14% research and development staff and 9% general and administrative staff. The amount accrued for involuntary termination benefits as of December 31, 2002 was approximately $870,000 and is expected to be paid during the first three months of 2003. The amount accrued for rent and related expenses such as property taxes and insurance for properties abandoned as of December 31, 2002 was approximately $2.7 million and is expected to be paid over the next twenty-one months.

        Amortization of Goodwill.    Amortization of goodwill was $0 in 2002, $319,000 in 2001 and $0 in 2000. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. We adopted SFAS No. 142 effective January 1, 2002 with respect to goodwill and intangible assets and as a result goodwill was not amortized in 2002. The increase in amortization of goodwill from 2000 to 2001 was due to the acquisition of STC Software Technologies Corporation (Schweiz), AG Zurich in January 2001.

        Amortization of Sales and Marketing Warrants.    In connection with the grant of warrants to purchase shares of common stock to certain strategic alliance partners during 2000 and 1999, we recorded deferred compensation related to the warrants of $12.8 million of which approximately $0 in 2002, $5.2 million in 2001 and $6.8 million in 2000 was expensed as amortization of warrants. In connection with the grant of a warrant to purchase shares of common stock to General Motors Corporation during 2001, approximately $1.1 million was recorded as a reduction in revenue and approximately $380,000 and $711,000 was expensed as amortization of warrants in 2002 and 2001, respectively.

        Amortization of Stock-Based Compensation.    In connection with stock option grants to employees and non-employee directors during 2000 and 1999, we recorded total deferred compensation of $8.5 million, of which approximately $775,000 in 2002, $1.8 million in 2001 and $3.9 million in 2000 was expensed as amortization of stock-based compensation.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net primarily consists of interest income (expense). Interest and other income (expense), net, was approximately $1.1 million in 2002, $435,000 in 2001 and $(23,000) in 2000. The increases in interest and other income, net from 2000 to 2001 and from 2001 to 2002 were primarily due to increases in interest income due to larger average cash balances during 2001 as compared to 2000 and 2002 as compared to 2001, which is attributable to our common stock secondary public offering in February 2002.

  Income Taxes

        In 2002, a provision of $697,000, was recorded for state and foreign taxes compared to a provision of $463,000 in 2001 and $0 in 2000. As of December 31, 2002, we had net operating loss carryforwards of approximately $96.1 million for federal and $60.9 million for state, which expire through 2022 for federal and 2012 for state taxes. We also had available tax credit carryforwards of approximately $2.9 million each for federal and California purposes, which expire through 2022. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $55.5 million as of December 31, 2002. The realization of benefits of the net operating loses and tax credits are dependent on sufficient taxable income in future years. Possible lack of future earnings or a change in the ownership of the Company could adversely affect our ability to utilize its tax attributes. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of this asset. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        As of December 31, 2002, we had cash and cash equivalents of $94.1 million, an increase of $47.1 million from $47.0 million held as of December 31, 2001. The increase was due primarily to our common stock secondary offering completed in February 2002.

        Net cash used in operating activities was $3.7 million during the twelve months ended December 31, 2002, as compared with $275,000 in the same period in the previous year. This increase in cash used in operating activities reflects primarily increases in net loss, accrued expenses, deferred revenues and accounts payable offset by a decrease in accounts receivable.

        During the twelve months ended December 31, 2002, our accounts receivable decreased approximately $7.5 million from $41.1 million at December 31, 2001 to $33.6 million at December 31, 2002. This decline was primarily due to a decrease in revenue during the twelve months ended

December 31, 2002 as compared to the twelve months ended December 31, 2001. The timing of receivable collections and revenue recorded within a given quarter will affect our accounts receivable balances going forward.

        Net cash used in investing activities was $15.2 million million during the twelve months ended December 31, 200, as compared with $6.1 million in the same period in the previous year. The increase primarily was due to an increase in purchases of property and equipment related to new office facilities and information systems.

        Net cash provided by financing activities was $65.0 million during the twelve months ended December 31, 2002, as compared with $24.8 million in the same period in the previous year. The increase primarily was due to the completion of our secondary public offering in February 2002, partially offset by the repurchase of shares of our common stock during the fourth quarter of 2002.

        In May 2000, we completed our initial public offering of 4,600,000 shares of common stock at $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $49.6 million. Concurrent with the initial public offering, we completed the sale of 1,200,000 shares of common stock to a purchaser in a private placement at a price of $12 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs, of approximately $14.1 million.

        In September 2000, we also repaid, in its entirety, a $10.0 million note payable we had with a lending institution, using a portion of the proceeds from our initial public offering.

        In November 2000, we established a $15.0 million line of credit facility with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the LIBOR rate plus 2.50%, payable monthly, and which was to expire May 31, 2002. In October 2001, we amended the credit facility to extend the expiration date through May 31, 2003. As of December 31, 2002, $7.3 million was available under the credit facility and there were no borrowings outstanding. We may use up to $5,000,000 of the credit facility to issue letters of credit. The credit facility is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The credit facility requires maintenance of certain financial covenants pertaining to key financial ratios. The credit facility replaced a $10.0 million line of credit facility with another lending institution that bore interest at an annual rate of prime plus 2%, payable monthly, and would have expired on February 1, 2001. The outstanding balance on the replaced credit facility was repaid in May 2000 using a portion of the proceeds from the initial public offering.

        In October 2001, our $3.0 million equipment line with the same lending institution providing the credit facility was amended, reducing the maximum amount available for borrowing under the equipment line to $2.0 million. The equipment line bears interest at an annual rate of either prime plus 0.75%, or the LIBOR rate plus 2.75%, payable monthly, and expires on November 30, 2004. We could draw against the equipment line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2002, there was $1.3 million outstanding under the equipment line. The equipment line is secured by certain of our assets.

        In December 2002, our credit facility was amended to include an equipment advance in the amount of $5.0 million from the same lending institution. Interest on the equipment advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The equipment advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. As of December 31, 2002 the balance outstanding under this equipment advance was $5.0 million.

        In December 2001, we completed the sale of 2,574,298 shares of common stock to purchasers in a private placement at a price of $5.83 per share and realized proceeds, net of commissions and issuance costs, of approximately $14.9 million.

        In February 2002, we completed a secondary public offering of 6,572,623 shares of common stock at $9.57 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs of approximately $59.0 million.

        In November 2002, we completed the repurchase of 1,200,000 shares of our common stock at an average price of $2.30 per share.

        We anticipate continued growth in our operating expenses for the foreseeable future, particularly in sales and marketing expenses and, to a lesser extent, research and development and general and administrative expenses. As a result, we expect our operating expenses and capital expenditures to constitute the primary uses of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe our current cash and cash equivalents and expected cash from operations, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 24 months. However, in the event there is reduced demand for our products and services in the future, our cash from operations could be negatively impacted. Thereafter, we may need to raise additional funds, and cannot be certain we will be able to obtain additional debt or equity financing on favorable terms, if at all.

        Future minimum payments required under capital leases, together with the net present value of such payments, and future minimum lease payments required under operating leases, by year and in the aggregate, with initial terms of one year or more, consisted of the following at December 31, 2002 (in thousands):

	Operating Leases				Capital Leases
	Related Party Lease Expense	Lease Expense	Sublease Income	Net
Year ended December 31,
2003	$51	$11,060	$436	$11,111	$302
2004	51	9,111	343	9,162	302
2005	—	7,218	123	7,218	502
2006	—	5,096	—	5,096	—
2007	—	4,401	—	4,401	—
Thereafter	—	26,466	—	26,466	—

	$102	$63,352	$902	$63,454	$1,106

Less: amount representing interest					(142)

Net present value					964
Less: current portion					(214)

Long-term portion					$750

Recently Issued Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to FAS 123." SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. As permitted we have not adopted the fair value method. The statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

        In November 2001, the Financial Accounting Standards Board ("FASB") issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expense Incurred", which was subsequently incorporated in Emerging Issues Task Force ("EITF") No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, we have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. We adopted the pronouncement 2002. Revenues from reimbursable expenses for the prior year have been reclassified for comparative purposes.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 on January 1, 2002 and it did not have a material impact on our results of operations, financial position or cash flows.

        In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" was issued and we expect to adopt these new standards effective as of January 1, 2002. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The adoption of SFAS No. 141 and SFAS 142 did not have a significant effect on our consolidated results of operations, financial position or cash flows.

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

        We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. During 2001 and 2002, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

        We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of December 31, 2002, we had an accumulated deficit of $126.4 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

Our operating results fluctuate significantly, and an unanticipated decline in revenues or gross margin may disappoint securities analysts or investors and result in a decline in our stock price.

        Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future. We believe period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

        Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of our revenues in a given quarter has been recorded in the final month of that quarter, with a concentration of these revenues in the last two weeks of the final month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenues from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause a decline in our stock price. We realize substantially higher gross margins on our license revenues compared to our services and maintenance revenues. Thus, our margins for any particular quarter will be highly dependent on our revenue mix in that quarter. In our international markets, we have experienced some seasonality of revenues, with lower revenues in the summer months. Although this seasonality has not had a material impact on our operating results in the past, we cannot assure you our operating results will not fluctuate in the future as a result of these and other international trends.

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

        Revenues from the sale of products and services outside the United States accounted for 35% of our total revenues in 2002, 34% of our total revenues in 2001 and 25% of our total revenues in 2000. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 12.9% in 2002, 16.6% in 2001 and 11.7% in 2000. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

        Our products and their interactions with customers' software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when our products are introduced or as new versions are released. In the past we have discovered software errors in our new releases and new products after their introduction, which have resulted in additional product development expenses. To date, these additional expenses have not been material. These errors have resulted in product release delays, delayed revenues and customer dissatisfaction. In the future we may discover errors, including performance limitations, in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity, which could have a negative impact on future sales. Although we maintain product liability and errors and omissions insurance, we cannot assure you these policies will be sufficient to compensate for losses caused by any of these occurrences.

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

  •
  the portability of our products, particularly the number of operating systems and databases our products can source or target;

  •
  our ability to anticipate and support new standards, especially Internet standards;

  •
  the integration of additional software modules under development with our existing products; and

  •
  our management of software being developed by third parties for our customers for use with our products.

        Our industry is characterized by very rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. We have also found the technological life cycles of our products are difficult to estimate. We believe we must continue to enhance our current products and concurrently develop and introduce new products that anticipate emerging technology standards and keep pace with competitive and technological developments. Failure to do so will harm our ability to compete. As a result, we are required to continue to make substantial product development investments.

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

        From time to time, we have been subject to litigation. Several putative securities class action lawsuits are currently pending against us, our directors and officers. The plaintiffs in these suits allege we and the other defendants made false statements about our operating results and business, while concealing material information. We believe these lawsuits are without merit and we intend to defend against them vigorously. The complaint does not specify the amount of damages the plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuit. The uncertainty associated with these unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management's attention and resources. Although we have begun to accrue amounts relating to legal costs and expenses, we have not accrued any amounts relating to potential damages associated with the putative class action lawsuits. However, because of uncertainties relating to litigation, our decision as to whether to accrue and the amount of our estimates could be wrong. In addition, although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, such a payment could seriously harm our results of operation, financial condition and liquidity.

If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.

        We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our product from our competitors' products. The unauthorized use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently have no issued patents. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information we regard as proprietary. Accordingly, we cannot be certain we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

Our products could infringe the intellectual property rights of others, causing costly litigation and the loss of significant rights.

        Third parties may claim we have infringed their current or future intellectual property rights. We expect software developers in our market will increasingly be subject to infringement claims as the number of products in different software industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment or cause delays, or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. In the event an infringement claim against us is successful and we cannot obtain a license on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business would be harmed. Furthermore, former employers of our current and future employees may assert our employees have improperly disclosed to us or are using their confidential or proprietary information.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and result in lower revenues.

        We currently expect our current cash resources, together with the net proceeds from this offering, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and we cannot be certain we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

        Our President and Chief Executive Officer, James T. Demetriades beneficially owns approximately 30% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 39% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

External factors such as the conflict with Iraq and potential terrorist attacks could have a material adverse affect on the U.S. and global economics.

        The recent outbreak of war with Iraq coupled with the possibility of potential terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and delay sales cycles. The economic uncertainty resulting from the current military action in Iraq and other responses associated with the war with Iraq may continue to negatively impact consumer as well as business confidence at least in the short term.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

        We develop products in the United States and sell them in North America, Europe, Africa and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. If any of the events described above were to occur, our revenues could be seriously impacted, since a significant portion of our revenues are derived from international customers. We incurred net losses of approximately $266,000 and $171,000 in 2002 and 2001, respectively and a net gain of $5,000 in 2000 due to foreign currency fluctuations. Revenues from international customers represented 35%, 34% and 25% of total revenues in 2002, 2001 and 2000, respectively.

        Our line of credit carries a floating interest rate based on the prime rate plus 0.5%. Accordingly, we are subject to the risk of incurring additional interest expense should the prime interest rate increase in the future. The interest rate on our line of credit as of December 31, 2002 was 5.0%.

Item 8: Financial Statements and Supplementary Data

SEEBEYOND TECHNOLOGY CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SeeBeyond Technology Corporation

        We have audited the accompanying consolidated balance sheets of SeeBeyond Technology Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of SeaBeyond Technology Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeeBeyond Technology Corporation as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, SeaBeyond Technology Corporation changed its method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standards No. 142.

                      /s/ Ernst & Young LLP

Woodland Hills, California
January 31, 2003

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	2002	2001
	In thousands, except share and per share data
Assets:
Current assets:
Cash and cash equivalents	$94,114	$47,039
Accounts receivable, net of allowances of $2,539 and $1,837 at December 31, 2002 and 2001, respectively	33,550	41,111
Prepaid expenses and other current assets	4,180	3,446

Total current assets	131,844	91,596
Property and equipment, net	22,429	12,399
Related party receivable	—	366
Goodwill	1,391	1,123
Other assets	1,379	280

Total assets	$157,043	$105,764

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$11,343	$8,671
Accrued compensation and related expenses	11,818	15,087
Accrued expenses	8,891	5,548
Deferred revenues	28,141	23,858
Equipment line and advance payable—current portion	2,988	542
Capital lease payable—current portion	214	—

Total current liabilities	63,395	53,706
Equipment line and advance payable	3,260	1,412
Capital lease payable	750	—

Total liabilities	67,405	55,118
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.0001 par value—10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, $.0001 par value—200,000,000 shares authorized; 83,738,243 shares issued and 82,538,243 shares outstanding as of December 31, 2002 and 74,750,485 shares issued and outstanding as of December 31, 2001	8	7
Additional paid-in capital	219,246	157,750
Treasury stock	(2,760)	—
Deferred stock compensation	(317)	(3,432)
Accumulated other comprehensive loss	(99)	(1,183)
Accumulated deficit	(126,440)	(102,496)

Total stockholders' equity	89,638	50,646

Total liabilities and stockholders' equity	$157,043	$105,764

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	In thousands, except per share data
Revenues:
License (net of warrant amortization of $1,116 in 2001)	$67,243	$109,628	$65,403
Services	43,562	51,669	36,650
Maintenance	39,945	29,302	16,205

Total revenues	150,750	190,599	118,258
Cost of revenues:
Costs of license revenues	2,322	2,004	569
Costs of services revenues (exclusive of stock-based compensation of $124 in 2002, $284 in 2001 and $604 in 2000)	37,514	43,402	32,590
Costs of maintenance revenues	7,911	5,207	3,275

Total cost of revenues	47,747	50,613	36,434

Gross profit	103,003	139,986	81,824

Operating expenses:
Research and development (exclusive of stock-based compensation of $141 in 2002, $319 in 2001 and $667 in 2000)	34,443	29,224	19,175
Sales and marketing (exclusive of stock-based compensation of $450 in 2002, $1,076 in 2001 and $2,262 in 2000)	66,520	95,507	76,689
General and administrative (exclusive of stock-based compensation of $60 in 2002, $136 in 2001 and $345 in 2000)	18,609	21,208	17,231
Restructuring and impairment charges	6,625	3,426	—
Amortization of goodwill	—	319	—
Amortization of sales and marketing warrants	380	5,892	6,798
Amortization of stock-based compensation	775	1,815	3,878

Total operating expenses	127,352	157,391	123,771

Loss from operations	(24,349)	(17,405)	(41,947)
Interest and other income	1,865	608	1,657
Interest expense	(263)	(173)	(1,680)

Loss before income tax provision	(23,247)	(16,970)	(41,970)
Provision for income tax	697	463	—

Net loss before accretion on preferred stock	(23,944)	(17,433)	(41,970)
Accretion on preferred stock	—	—	769

Net loss available to common stockholders	$(23,944)	$(17,433)	$(42,739)

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.69)

Number of shares used in computing basic and diluted net loss per share	82,145	71,346	61,909

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In Thousands)

	Common Stock					Accumulated Other Comprehensive Loss		Total Stockholders' Equity (deficit)
			Additional Paid-in Capital	Treasury Stock	Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount
Balance as of January 1, 2000	46,531	$4	$19,515	$—	$(5,379)	$(237)	$(42,324)	$(28,421)
Components of comprehensive loss
Net loss	—	—	—	—	—	—	(41,970)	(41,970)
Foreign currency translation adjustment	—	—	—	—	—	(179)	—	(179)

Total comprehensive loss	—	—	—	—	—			(42,149)
Issuance of common stock pursuant to initial public offering and concurrent offer, net of issuance costs including underwriters discount of $5,854	5,800	1	63,745	—	—	—	—	63,746
Conversion of convertible preferred stock in connection with initial public offering	13,972	1	25,449	—	—	—	—	25,450
Issuance of common stock pursuant to employee stock option plan	3,068	—	4,396	—	—	—	—	4,396
Issuance of common stock pursuant to employee stock purchase plan	307	—	3,110	—	—	—	—	3,110
Issuance of common stock warrants	—	—	10,107	—	(10,107)	—	—	—
Deferred stock compensation related to options	—	—	3,813	—	(3,813)	—	—	—
Amortization of common stock warrants	—	—	—	—	6,798	—	—	6,798
Amortization of deferred stock compensation	—	—	—	—	3,878	—	—	3,878
Accretion on preferred stock	—	—	—	—	—	—	(769)	(769)

Balance as of December 31, 2000	69,678	6	130,135	—	(8,623)	(416)	(85,063)	36,039

Components of comprehensive loss
Net loss	—	—	—	—	—	—	(17,433)	(17,433)
Foreign currency translation adjustment	—	—	—	—	—	(767)	—	(767)

Total comprehensive loss								(18,200)
Issuance of common stock pursuant to acquisition of subsidiary	35	—	735	—	—	—	—	735
Issuance of common stock, net of issuance costs	2,574	1	14,853	—	—	—	—	14,854
Issuance of common stock pursuant to employee stock option plan	1,807	—	4,724	—	—	—	—	4,724
Issuance of common stock pursuant to employee stock purchase plan	430	—	3,614	—	—	—	—	3,614
Issuance of common stock warrants	—	—	3,689	—	(3,689)	—	—	—
Issuance of common stock pursuant to warrant exercises	226	—	—	—	—	—	—	—
Amortization of common stock warrants	—	—	—	—	7,065	—	—	7,065
Amortization of deferred stock compensation	—	—	—	—	1,815	—	—	1,815

Balance as of December 31, 2001	74,750	7	157,750	—	(3,432)	(1,183)	(102,496)	50,646

Components of comprehensive loss
Net loss	—	—	—	—	—	—	(23,944)	(23,944)
Foreign currency translation adjustment	—	—	—	—	—	1,084	—	1,084

Total comprehensive loss								(22,860)
Issuance of common stock pursuant to secondary public offering, net	6,573	1	59,011	—	—	—	—	59,012
Issuance of common stock pursuant to employee stock option plan	1,336	—	3,509	—	—	—	—	3,509
Issuance of common stock pursuant to employee stock purchase plan	412	—	936	—	—	—	—	936
Issuance of common stock pursuant to warrant exercises	667	—	—	—	—	—	—	—
Amortization of common stock warrants	—	—	—	—	380	—	—	380
Amortization of deferred stock compensation	—	—	—	—	775	—	—	775
Payments for the purchase of common stock	(1,200)	—	—	(2,760)	—	—	—	(2,760)
Revaluation of warrant	—	—	(1,500)	—	1,500	—	—	—
Cancellation of common stock warrant	—	—	(460)	—	460	—	—	—

Balance as of December 31, 2002	82,538	$8	$219,246	$(2,760)	$(317)	$(99)	$(126,440)	$89,638

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
	In thousands
Cash flows from operating activities:
Net loss	$(23,944)	$(17,433)	$(41,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal and impairment of fixed assets	1,887	144	—
Depreciation and amortization	5,585	5,157	3,028
Provision for doubtful accounts receivable	933	721	72
Amortization of goodwill		319	—
Amortization of sales and marketing warrants	380	5,892	6,798
Amortization of other warrants	—	1,116	—
Amortization of bank warrant	—	57	—
Amortization of stock-based compensation	775	1,815	3,878
Changes in assets and liabilities:
Accounts receivable	6,628	(360)	(22,405)
Prepaid expenses and other current assets	(734)	(984)	(787)
Accounts payable	672	(7,351)	8,670
Accrued compensation and related expenses	(201)	6,431	10,315
Deferred revenue	4,283	4,201	9,303

Net cash used in operating activities:	(3,736)	(275)	(23,098)
Cash flows from investing activities:
Purchases of property and equipment	(14,226)	(7,603)	(5,883)
Payments to acquire companies, net of cash acquired	(268)	(95)	—
Related party receivable	366	(366)	(166)
Other	(1,099)	1,971	(1,108)

Net cash used in investing activities	(15,227)	(6,093)	(7,157)
Cash flows from financing activities:
Net (repayments) borrowings on bank and equipment lines of credit	4,294	1,554	(2,962)
Proceeds from issuance of common stock pursuant to initial public offering, net	—	—	49,646
Proceeds from issuance of common stock pursuant to concurrent offering, net	—	—	14,100
Proceeds from issuance of common stock, net	—	14,854	—
Proceeds from issuance of common stock pursuant to secondary public offering, net	59,012	—	—
Proceeds from issuance of common stock pursuant to employee stock ownership plan	3,509	4,724	4,396
Proceeds from issuance of common stock pursuant to employee stock purchase plan	936	3,614	3,110
Payments on notes payable	—	—	(10,000)
Payments for the purchase of common stock	(2,760)	—	—
Repayments of capital lease obligation	(37)	—	—

Net cash provided by financing activities	64,954	24,746	58,290
Effect of exchange rate changes on cash and cash equivalents	1,084	(767)	(179)

Net increase in cash and cash equivalents	47,075	17,611	27,856
Cash and cash equivalents at beginning of the period	47,039	29,428	1,572

Cash and cash equivalents at end of the period	$94,114	$47,039	$29,428

Supplemental cash flow disclosure:
Income taxes paid	$536	$38	$—

Interest paid	$263	$116	$959

Non-cash investing activities:
Common stock issued in connection with acquisitions	$—	$735	$—

Fair value of assets assumed in acquisitions	$—	$2,427	$—

Fair value of liabilities assumed in acquisitions	$—	$890	$—

Capital lease obligation incurred	$1,001	$—	$—

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

        SeeBeyond Technology Corporation (the Company) is a leading provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. The Company believes it offers the only comprehensive business integration solution architected from a single, internally developed software code base, encompassing application-to-application integration, business-to-business integration and business process management. The Company's Business Integration Suite builds upon more than twelve years of continuous development of business integration solutions within and among enterprises.

        The Company's operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company's product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2001 and 2000 information to conform to the current period's presentation.

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

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2002 and 2001, the Company's short-term line of credit and equipment line payable had variable interest rates and, accordingly, the Company believes the carrying value of the short-term line of credit and equipment line approximates their fair values.

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

        In November 2001, the Financial Accounting Standards Board ("FASB") issued an announcement on the topic of "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which was subsequently incorporated in Emerging Issues Task Force ("EITF") No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Company adopted the pronouncement in 2002. Reimbursable out-of-pocket expenses reclassified as service revenues were approximately $3.1 million, $4.7 million and $3.5 million for the year ended December 31, 2002, 2001 and 2000, respectively.

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

Pro Forma Net Loss Per Share (unaudited)

        Pro forma net loss per share for the years ended December 31, 2000 was computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's redeemable convertible preferred stock into shares of common stock effective upon the closing of the initial public offering in April 2000, as if such conversion had occurred on January 1, 2000 or at the date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 4,657,000 shares for the year ended December 31, 2000. The unaudited pro forma basic and diluted net loss per share was $(0.63) for the year ended December 31, 2000. The pro forma basic and diluted weighted average shares was 66,657,000 for the year ended December 31, 2000.

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

Advertising Expense

        The cost of advertising is expensed as incurred. The Company incurred approximately $350,000, $800,000 and $2.4 million in advertising costs during 2002, 2001 and 2000, respectively.

Long-lived Assets

        The Company reviews for impairment long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be attributable to long-lived assets.

Goodwill

        Goodwill acquired in purchase transactions prior to July 1, 2001 was amortized on a straight-line method over the estimated useful life of the assets over three years until January 1, 2002. Amortization expense was $319,000 for the year ended December 31, 2001. Pursuant to SFAS No. 141 effective January 1, 2002, goodwill will no longer be amortized and will be subject to periodic impairment reviews.

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

Stock-Based Compensation

        As permitted under SFAS No. 123 "Accounting for Stock-based Compensation", the Company continues to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for its recording of stock-based compensation arrangements. Accordingly, the Company accounts for its stock based compensation using the intrinsic value method, which requires recognition of expense when the option exercise price is less than the fair value of the stock at the date of grant. The Company provides the required pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Under the fair value method stock options are valued and expensed based on the fair value of the options determined under an option-pricing model.

Recently Issued Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to FAS 123." SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. As permitted we have not adopted the fair value method. The statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a material impact on our results of operations, financial position or cash flows.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combination initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001.

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

	As of December 31,
	2002	2001
Computer equipment (hardware and software)	$24,465	$15,637
Office furniture and equipment	6,927	5,548
Leasehold improvements	6,497	3,126

Total cost of property and equipment	37,889	24,311
Less accumulated depreciation and amortization	(15,460)	(11,912)

Property and equipment, net	$22,429	$12,399

        Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $5.6 million, $5.2 million and $3.0 million, respectively.

Note 3. Operations by Reportable Segments and Geographic Area

        The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's Chief Executive Officer ("CEO") is considered to be the chief operating decision maker. The CEO reviews financial information presented on a consolidated basis similar to the consolidated financial statements. Therefore, the Company has concluded it operates primarily in one industry segment and, accordingly, has provided enterprise-wide disclosures.

        The Company maintains operations in North America and sixteen countries in Europe and the Pacific Rim including: United Kingdom, Germany, France, Belgium, Italy, Australia and Japan. Information about the Company's operations in North America and international territories for the years ended December 31, 2002, 2001 and 2000 are presented below.

        Revenues and long-lived assets by geographic area were as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues:
North America	$98,360	$126,515	$88,284
Europe	39,802	48,920	22,364
Pacific Rim	12,588	15,164	7,610

Total revenues	$150,750	$190,599	$118,258

	December 31,
	2002	2001
Long-lived assets:
North America	$22,143	$11,520
Europe	2,047	2,382
Pacific Rim	1,009	266

Total long-lived assets	$25,199	$14,168

        No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 2002, 2001 and 2000. Included in revenues from operations in Europe are approximately $19.5 million, $31.6 million, and $13.9 million of revenues from the Company's operations in the United Kingdom and approximately $5.8 million, $7.0 million and $3.9 million of revenues from the Company's operations in Germany, for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 4. Computation of Net Loss Per Share

        The following table sets forth the computations of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net loss	$(23,944)	$(17,433)	$(41,970)
Accretion of preferred stock	—	—	769

Net loss available to common stockholders	(23,944)	(17,433)	(42,739)

Denominator:
Denominator for basic and diluted net loss per share weighted average shares outstanding	82,145	71,346	61,909

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.69)

        Options to purchase 19,610,621, 17,623,971 and 14,872,876 shares of common stock were outstanding as of December 31, 2002, 2001 and 2000, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Warrants to purchase shares of common stock were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 5. Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Federal:
Current	$—	$—	$—
Deferred	—	—	—

Total federal	—	—	—
State:
Current	214	116	—
Deferred	—	—	—

Total state	214	116	—
Foreign:
Current	483	347	—
Deferred	—	—	—

Total foreign	483	347	—

Income tax provision	$697	$463	$—

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate for the following reasons:

	2002	2001	2000
Tax benefit computed at the statutory federal rate	(34)%	(34)%	(34)%
Change in valuation allowance	32	29	34
State taxes, net of federal benefit	(4)	(3)	(6)
Non-deductible expense	1	2	1
Foreign taxes	2	2	—
Foreign losses not benefited	6	7	5

Income tax provision	3%	3%	—

        The components of the Company's deferred tax assets/liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax liabilities:
Tax over book depreciation	$(261)	$(443)

Total deferred tax liabilities	(261)	(443)
Deferred tax assets:
Net operating loss carryforwards	44,676	35,627
Accrued liabilities and deferred revenue	3,793	1,803
Allowance for doubtful accounts	578	622
Warrant compensation expense	—	5,715
Tax credit carryforwards	5,930	5,119
Other	754	689

Total deferred tax assets	55,731	49,575
Valuation allowance	(55,470)	(49,132)

Net deferred taxes	$—	$—

        The valuation allowance increased by approximately $6.3 million and $13.1 million in 2002 and 2001, respectively. Approximately $9.9 million of the valuation allowance relates to stock option compensation deductions incurred in our net operating loss carryforwards. If and when the Company reduces any portion of the valuation allowance related to stock option compensation deduction, the benefit will be added to stockholders' equity, rather than being shown as a reduction of future income tax expense.

        Loss before the provision for income taxes of the Company's foreign operations amounted to approximately $3.8 million, $3.3 million and $5.7 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

        As of December 31, 2002, the Company had net operating loss ("NOL ") carryforwards for federal and state purposes of approximately $96.1 million and $60.9 million, respectively, expiring through 2022 for federal and 2012 for state. The Company also had federal and state research and development credit carryforwards of approximately $2.9 million each, which expire through 2022. The realization of the benefits of the NOLs and tax credits is dependent on sufficient taxable income in future years. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. The Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

Note 6. Commitments, Contingencies and Debt

Bank Line of Credit and Notes Payable

        In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and was to expire May 31, 2002. In October 2001, the Company amended the Line to extend the expiration date through May 31, 2003. As of December 31, 2002, $7.3 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of December 31, 2002, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

        In October 2001, the Company's $3.0 million equipment line (the "Equipment Line") with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at December 31, 2002 was 5.0%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2002, there was $1.3 million outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

        In December 2002, the Company's credit facility was amended to include an equipment advance (the "Equipment Advance") in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at December 31, 2002 was 5.0%. As of December 31, 2002 the balance outstanding under this Equipment Advance was $5.0 million.

        Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $3.0 million in 2003 and $3.3 million in 2004, based on the total outstanding balance of approximately $6.3 million.

Lease Obligations

        The Company leases office facilities and computers under non-cancelable operating lease agreements with third parties expiring through 2014. Certain of these leases contain escalation clauses and purchase options to purchase at various dates. The Company leases, from a related party, a 4,000-square-foot office facility under a non-cancelable operating lease agreement expiring in December 2004. The Company leases certain storage space and computer and office equipment under month-to-month leases.

        The Company also leases office furniture and equipment under both capital and non-cancelable operating lease agreements with third parties expiring through 2005. Office furniture and equipment capitalized under capital leases totaled $1.0 million and $0 at December 31, 2002 and 2001, respectively, and is included in the appropriate category under property and equipment. Related accumulated amortization of equipment under capital leases amounted to approximately $33,000 and $0 at December 31, 2002 and 2001, respectively, and is included in accumulated depreciation. Amortization of office furniture and equipment under capital leases is included in depreciation and amortization expense.

        Future minimum payments required under capital leases, together with the net present value of such payments, and future minimum lease payments required under operating leases, by year and in the aggregate, with initial terms of one year or more, consisted of the following at December 31, 2002 (in thousands):

	Operating Leases
	Related Party Lease Expense	Lease Expense	Sublease Income	Net	Capital Leases
Year ended December 31,
2003	$51	$11,060	$436	$11,111	$302
2004	51	9,111	343	9,162	302
2005	—	7,218	123	7,218	502
2006	—	5,096	—	5,096	—
2007	—	4,401	—	4,401	—
Thereafter	—	26,466	—	26,466	—

	$102	$63,352	$902	$63,454	$1,106

Less: amount representing interest					(142)

Net present value					964
Less: current portion					(214)

Long-term portion					$750

        Total rent expense was approximately $11.6 million in 2002, $8.5 million in 2001 and $7.1 million in 2000 of which approximately $51,000, $56,000 and $58,000 was paid to related parties in 2002, 2001 and 2000, respectively.

Business Combinations

        In July 2001, the Company acquired SeeBeyond Nordic ApS ("Nordic"), an independent distributor of the Company's software. The Company purchased all of the outstanding capital stock of Nordic for approximately $116,000. The transaction was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Results of operations of the acquisition have been included in the consolidated operating results since the date of acquisition. Proforma financial information is not presented as such amounts are not material.

        In January 2001, the Company acquired STC Software Technologies Corporation (Schweiz) AG, Zurich ("Distributor"), an independent distributor of the Company's software. The Company purchased all of the outstanding capital stock of the Distributor for approximately $885,000, excluding approximately $1.2 million of contingent consideration to be paid upon the achievement of certain operating results through June 2002. During 2002, the Company recorded an additional $268,000 upon the achievement of certain operating results as final consideration. The purchase price included $150,000 in cash and 35,000 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired is being amortized as goodwill on a straight-line basis over a three-year period. Results of operations of the acquisition have been included in the consolidated operating results since the date of acquisition. Effective January 1, 2002, pursuant to SFAS 141, amortization will no longer be recorded and the goodwill amount will be subject to periodic impairment reviews. Proforma financial information is not presented as such amounts are not material.

Legal Proceedings

        Beginning on July 3, 2002, several purported class action shareholder complaints were filed in the United States District Court for the Central District of California against the Company and several of our officers and directors. The actions, which were consolidated, are purportedly brought on behalf of purchasers of common stock of SeeBeyond Technology Corporation during various periods. The actions generally allege that during the class periods, defendants made false statements about SeeBeyond's operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages. On December 16, 2002, an amended consolidated complaint was filed on behalf of purchasers of the Company's common stock between December 10, 2001 and May 7, 2002. The Company believes these lawsuits are without merit and intends to defend against them vigorously.

        Beginning on September 5, 2002, several derivative lawsuits were filed by purported Company shareholders in the Superior Court of California for the County of Los Angeles. The derivative complaints name certain of the Company's present and former officers and directors as defendants. The Company has also been named as a nominal defendant in the complaints. The principal allegation of the complaints is the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.

        The Company is also party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Note 7. Stockholders' Equity (Deficit)

Preferred Stock

        In February 2000, the Company authorized 10,000,000 shares of undesignated preferred stock, none of which was outstanding as of December 31, 2002.

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

Treasury Stock

        In November 2002, the Company repurchased 1,200,000 shares of its common stock at an average price of $2.30 per share.

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

        In November 1999, the Company issued a warrant to a strategic alliance partner (the "1999 Alliance Warrant") to purchase up to 1,200,000 shares of common stock at $5.33 per share. The 1999 Alliance Warrant vested contingently upon the achievement of various milestones, which included the creation of certain product marketing offerings and new customer introductions. The fair value of the 1999 Alliance Warrant was determine using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3% and a volatility factor of 0.6, resulting in a fair value at the time of the grant of $5.33 per share. The warrant was fully vested as of December 31, 2001 and was exercised and converted into 666,537 shares of common stock of the Company in January 2002.

        In January 2000, the Company issued a warrant (the "January 2000 Alliance Warrant") to a strategic alliance partner to purchase up to 1,200,000 shares of common stock at $6.67 per share. The January 2000 Alliance Warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company. The fair value of the January 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $9.25 per common share. In December 2001, the Company extended the duration of the January 2000 Alliance Warrant agreement. As a result, the Company remeasured the value of the warrant and related expense, which is reflected in the results of operations for 2001. The warrant was fully vested and exercisable as of December 31, 2001 and expired on July 31, 2002 without being exercised.

        In March 2000, the Company issued a warrant (the "March 2000 Alliance Warrant") to another strategic alliance partner to purchase up to 1,200,000 shares of common stock at $14.00 per share. The March 2000 Alliance Warrant vests contingently upon the achievement of certain milestones, primarily the creation of e*Gate software market offerings and the generation of license revenue for the Company through the sale of licenses of our software products to third parties, and expires on September 22, 2002. The fair value of the March 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $11.08 per common share. In March 2002 the warrant agreement was cancelled and all rights under the warrant agreement, including all fully vested shares, were forfeited resulting in a decrease in additional paid-in capital and deferred stock compensation of $460,000, with no net impact on total stockholders' equity.

        In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the 36-month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner. The vesting of the remaining shares subject to the warrant is not contingent upon future sales of licenses of our products to the marketing partner. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to operating expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. In connection with the December 2001 private placement of 2,574,298 shares of the Company's common stock, the exercise price of this warrant was adjusted to $5.83 per share, pursuant to the original agreement. Accordingly, the fair value of the warrant and related warrant expense was remeasured using the new exercise price. For the years ending December 31, 2002, adjustments in the fair value of the warrants resulted in a net decrease in additional paid-in capital and deferred compensation of $1.5 million, with no impact on total stockholders' equity. As of December 31, 2002, 450,000 shares subject to the warrant were fully vested.

        In October 2001, the Company issued a warrant (the "Bank Warrant") to a bank to purchase up to 25,000 shares of common stock at an exercise price of $4.39 per share and vested immediately. The fair value of the warrant was recorded as a financing cost and is being amortized to interest expense over the term of the bank agreement. The warrant expires in October 2004 and is fully vested and exercisable as of December 31, 2002.

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

        The purchase price per share will be 85% of the lower of (1) the fair market value of our common stock on the purchase date and (2) the fair market value of a share of our common stock on the last trading day before the offering date. Under this program, approximately 412,000, 430,000 and 307,000 shares were issued during 2002, 2001 and 2000, respectively.

Option Plan

        In July 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan (the "Plan"), which replaced the 1997 Stock Option Plan (the "1997 Plan") as to future grants. Under the Plan, stock options may be granted to employees, directors and consultants of the Company. At December 31, 2002, there were options to purchase 2,673,036 shares of common stock that were available for grant under the Plan. Options previously granted that are forfeited will be added to options available for grant under the Plan. The Stock Plan currently provides for automatic annual increases on January 1st of each year beginning January 1, 2001 equal to the lesser of:

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

        Activity of the Plan for the last three years was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price
Balance as of January 1, 2000	12,525,921	$1.98
Granted	5,994,953	$12.13
Cancelled	(580,222)	$4.84
Exercised	(3,067,776)	$1.43

Balance as of December 31, 2000	14,872,876	$5.94
Granted	7,969,909	$6.49
Cancelled	(3,411,387)	$8.31
Exercised	(1,807,427)	$2.60

Balance as of December 31, 2001	17,623,971	$6.08
Granted	5,905,300	$2.65
Cancelled	(2,582,510)	$8.06
Exercised	(1,336,140)	$2.58

Balance as of December 31, 2002	19,610,621	$5.11

        Information regarding stock options outstanding as of December 31, 2002 was as follows:

Options Outstanding				Options Exercisable
Price Range	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$1.09 to $1.35	2,625	7.63	$1.27	1,057	$1.20
$1.36 to $1.40	2,008	8.05	$1.38	843	$1.37
$1.44 to $1.67	2,375	6.79	$1.62	1,456	$1.63
$1.70 to $3.15	2,248	8.99	$2.78	257	$2.66
$3.20 to $4.00	2,671	8.15	$3.56	1,201	$3.67
$4.50 to $6.67	2,062	8.16	$5.83	807	$5.82
$6.71 to $7.50	1,988	8.07	$7.47	506	$7.49
$7.51 to $12.00	2,558	7.69	$11.12	1,052	$11.54
$12.04 to $31.69	1,076	7.92	$17.71	457	$18.47

        Options exercisable under the Plan were approximately 7,635,741, 5,042,000 and 3,967,000, as of December 31, 2002, 2001 and 2000, respectively.

Stock Option Exchange Program

        In November 2002, the Company's Board of Directors approved a voluntary stock option exchange program for some of the Company's employees. Under the program, employees had the opportunity to cancel certain outstanding stock options granted to them under the Plan through November 17, 2002 in exchange for a new option grant at a future date for a number of shares ranging from one new option for every one exchanged option to one new option for every five exchanged options, depending on the exercise price of the option being exchanged. The new option grants will vest 50% of the shares on June 19, 2004 with an additional 4.166% of the shares subject to the new option vesting on each 19th day of each month following June 19, 2004. The program terminated on December 17, 2002. A total of 891,600 options were cancelled in connection with the exchange and we expect to issue approximately 409,000 new options on June 19, 2003. The exercise price of the new options will be based on the closing price of the Company's stock on June 19, 2003.

Fair Value Disclosure

        The weighted average exercise prices and fair market value of stock options granted using the Black-Scholes option pricing model were as follows:

	2002		2001		2000
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price equals market value of stock at date of grant	$2.11	$2.65	$3.72	$6.49	$7.47	$13.28
Exercise price exceeds market value of stock at date of grant	—	—	—	—	$6.02	$12.00
Exercise price was less than market value of stock at date of grant	—	—	—	—	$6.38	$7.43

        Had compensation expense for the years ended December 31, 2002, 2001 and 2000 been determined based on the fair value at the grant dates, the Company's net loss available to common stockholders and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except for net loss per share).

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(23,944)	$(17,433)	$(41,970)
Stock-based employee compensation costs, included in net loss, as reported	775	1,815	3,878
Stock-based employee compensation costs if fair value based method had been applied	(13,634)	(11,027)	(7,201)

Pro forma net loss	(36,803)	(26,645)	(45,293)
Accretion on preferred stock	—	—	(769)

Pro forma net loss available to common stockholders	$(36,803)	$(26,645)	$(46,062)

Basic and diluted net loss per share, as reported	$(0.29)	$(0.24)	$(0.69)
Pro forma basic and diluted net loss per share	$(0.45)	$(0.37)	$(0.74)

        The Company estimated the fair value of options granted in the years ended December 31, 2002, 2001 and 2000 using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Plans
				ESPP Plan 2002
	2002	2001	2000
Expected lives (in years)	5	5	5	0.5
Risk-free interest rate	3.0%	3.5%	5.3%	3.0%
Dividend yield	0	0	0	0
Expected volatility	110%	65%	60%	110%

        These pro forma amounts may not be representative of the effects on pro forma disclosures in future years as options vest over several years and additional grants are generally made every year. Prior to the Company's initial public offering, the Company used the minimum value method (it assumed a zero volatility) as allowed under SFAS 123.

Reserved for Future Issuance

        As of December 31, 2002, the Company had reserved the following shares of authorized but unissued common stock for future issuance:

Stock option plans	22,283,657
Stock purchase plan	1,837,542
Common stock warrants	650,000

24,771,199

        On January 1, 2003, an additional 4,126,912 and 412,458 shares were made available for issuance under the Company's stock option plan and stock purchase plan, respectively.

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

        During the years ended December 31, 2000 and 1999, in connection with the grant of certain stock options, the Company recorded total deferred stock-based compensation of approximately $8.5 million, representing the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the date of grant. Amortization of deferred stock compensation was approximately $775,000, $1.8 million and $3.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 8. 401(K) Plan

        The Company has a 401(K) plan covering substantially all of its eligible employees. Under this plan, employees may defer up to 15% of their pre-tax salary, subject to statutory limits. The Company contributes an amount equal to 50% of each participant's elective contribution, up to 4% of compensation. On January 1, 2000, the Company modified the Plan to provide for company matching contributions equal to 50% of each participant's elective contribution, up to 8% of compensation. The Company's matching contributions to the plan were approximately $1.3 million, $1.5 million and $1.0 million during the years ended December 2002, 2001 and 2000, respectively.

Note 9. Restructuring Charge

        In 2001, the Company recorded a restructuring charge of $3.4 million for employee termination benefits and related costs. These restructuring charges were taken to align the Company's cost structure with changing market conditions. The restructuring resulted in headcount reductions of approximately 228 employees, which was made up of 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.

        In 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to properties abandoned and $1.8 million related to leasehold improvements, furniture and fixtures and equipment in connection with facilities consolidation. These restructuring charges were recorded to further align the Company's cost structure with changing market conditions. The headcount reduction of approximately 57 employees was made up of 58% sales and marketing staff, 19% professional services staff, 14% research and development staff and 9% general and administrative staff. The amount accrued for involuntary termination benefits as of December 31, 2002 was approximately $870,000 and is expected to be paid over the next three months. The amount accrued for rent and related expenses such as property taxes and insurance for properties abandoned as of December 31, 2002 was approximately $2.7 million and is expected to be paid over the next twenty-one months.

Note 10. Related Party Transactions

        On August 15, 2001 the Company provided one of its executive officers with a loan of $500,000 pursuant to a promissory note with an annual interest rate of 8.5% that was repayable to the Company on February 15, 2002. The promissory note was subsequently amended in February 2002 to reflect a June 16, 2002 repayment date. As of December 31, 2002, partial payments in the amount of $118,000 have been applied against the loan balance outstanding. The loan balance was fully reserved for as of December 31, 2002.

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

        During the year ended December 31, 2002, the Company recorded approximately $209,000, in consulting and referral fees to EDS. An affiliate of EDS was a member of the Company's Board of Directors through September 9, 2002. EDS, who formerly was a stockholder of the Company, in May 2000 purchased 1,200,000 shares in a private placement concurrent with the Company's initial public offering at $12.00 per share, the same price paid by investors in the public offering. The Company also issued a warrant to EDS in January 2000 to purchase 1,200,000 shares of its common stock at $6.67 per share. The warrant, which was fully vested and exercisable as to 1,200,000 shares and expired on July 31, 2002 without being exercised.

Note 11. Subsequent Events (unaudited)

        In February 2003, a director on the Company's Board resigned and a new director was appointed to the Board of Directors.

        In March 2003, the Board of Directors approved a stock repurchase program of up to $10 million of common stock over the next 24 months.

Note 12. Interim Financial Results (unaudited)

        The following table sets forth certain unaudited consolidated financial information for each of the four quarters for the years ended December 31, 2002 and 2001.

	Quarter ended 2002				Quarter ended 2001
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	(in thousands, except per share data)
Net revenues	$40,496	$35,702	$33,670	$40,882	$45,000	$43,106	$51,742	$50,752
Gross profit	27,395	22,941	22,811	29,856	33,117	30,852	38,240	37,777
Net income (loss)	(11,617)	(8,156)	(7,066)	2,895	1,581	(7,787)	(6,845)	(4,382)
Basic net earnings (loss) per share	$(0.14)	$(0.10)	$(0.08)	$0.04	$0.02	$(0.11)	$(0.10)	$(0.06)
Diluted net earnings (loss) per share	$(0.14)	$(0.10)	$(0.08)	$0.03	$0.02	$(0.11)	$(0.10)	$(0.06)

        Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.

PART III

        Certain information required by Part III is omitted from this report on Form 10-K in that the registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information contained in the Proxy Statement is incorporated herein by reference.

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

Item 13: Certain Relationships and Related Transactions

        The information required by this item regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14: Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART IV

Item 15: Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  1.
  Financial Statements. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 37 of this report.

  2.
  Financial Statement Schedule. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 37 of this report for those schedules required to be filed by Item 8 of this Form. All other schedules required to be filed under item 14(d) are not applicable.

  3.
  Exhibits.

Exhibit No.	Description
3.1(f)	Restated Certificate of Incorporation of the Registrant
3.2(f)	Bylaws of the Registrant
4.1(a)	Specimen common stock certificates
10.1(f)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(a)(c)	1998 Stock Plan

10.3(a)(c)	2000 Employee Stock Purchase Plan and form of agreements there under
10.5(a)	Registration Rights Agreement dated May 8, 1998, as amended
10.6(a)	Lease Agreement dated June 6, 1997 and First Amendment to the Lease dated August 5, 1998 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7(a)	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California
10.8(a)	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.9(b)	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10(b)	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.11(e)	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12(e)	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
10.13(d)	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.14(f)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank—California
10.15(f)	Second Amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank—California
10.16(f)	Lease Agreement dated as of February 24, 2001 between MWB Business Eschange Limited and the Registrant for premises in Berkshire, United Kingdom
10.17(f)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
10.18(g)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
10.19(g)	Sublease Agreement between the Registrant (Tenant) and The Employees Retirement System of The State Of Hawaii (Landlord) and Loopnet (Subtenant) dated May 15, 2002 for premises in Monrovia, California
10.20(g)	Third Amendment to the Loan and Security Agreement dated as of June 30, 2002 between the Registrant and Comerica Bank—California
10.21
Sublease Agreement between the Registrant (Sublessor) and Fidelity National Information Services (Sublessee) and The Employees Retirement System of the State of Hawaii (Lessor) dated December 17, 2002 for premises in Monrovia, California
10.22	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002

10.23	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank—California
10.25(c)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(a)
Incorporated by reference to an exhibit in the Registrant's Registration Statement on Form S-1 File No. 333-330648.

(b)
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.

(c)
Denotes a management contract or compensatory plan arrangement.

(d)
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(e)
Incorporated by reference to an exhibit in the Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2001.

(f)
Incorporated by reference to an exhibit in the Registrant's Annual Report on Form 10-K filed with the Commission on February 8, 2002.

(g)
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(b)
Reports on Form 8-K. None.

(c)
Exhibits. See exhibit listing under item 14(a) above.

(d)
Financial Statement Schedules. None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

SEEBEYOND TECHNOLOGY CORPORATION

By:	/s/ JAMES T. DEMETRIADES James T. Demetriades President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James T. Demetriades and Barry J. Plaga, and each of them acting individually, as his attorney-in-fact, each with full power of substitution for him in any and all capacities, to sign any and all amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorney to any and all amendments to said Report. In accordance with the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ JAMES T. DEMETRIADES James T. Demetriades	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ BARRY J. PLAGA Barry J. Plaga	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ RAYMOND J. LANE Raymond J. Lane	Chairman of the Board of Directors
/s/ JOHN W. BUCKLEY John W. Buckley	Director
/s/ SALAH M. HASSANEIN Salah M. Hassanein	Director
/s/ STEVEN A. LEDGER Steven A. Ledger	Director
/s/ KARL E. NEWKIRK Karl E. Newkirk	Director

SEEBEYOND TECHNOLOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2002, 2001 and 2000

(Amounts in Thousands)

	Balance at Beginning of Period	Additions	Deductions(A)	Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful accounts	$1,837	$933	$231	$2,539
Year ended December 31, 2001
Allowance for doubtful accounts	1,127	721	11	1,837
Year ended December 31, 2000
Allowance for doubtful accounts	1,055	72	—	1,127

(A)
Actual write-off's of uncollectible accounts receivable.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James T. Demetriades, certify that:

1.
I have reviewed this annual report on Form 10-K of SeeBeyond Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By:	/s/ JAMES T. DEMETRIADES
	Name:	James T. Demetriades
	Title:	Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry J. Plaga, certify that:

1.
I have reviewed this annual report on Form 10-K of SeeBeyond Technology Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By:	/s/ BARRY J. PLAGA
	Name:	Barry J. Plaga
	Title:	Chief Financial Officer

QuickLinks

PART I
  Item 1: Business
  Item 2: Properties
  Item 3: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
PART II
  Item 5: Market for the Company's Common Stock and Related Stockholders Matters
  Item 6: Selected Consolidated Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A: Quantitative and Qualitative Disclosure about Market Risk
  Item 8: Financial Statements and Supplementary Data
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10: Directors and Executive Officers of the Registrant
  Item 11: Executive Compensation of the Registrant
  Item 12: Security Ownership of Certain Beneficial Owners and Management
  Item 13: Certain Relationships and Related Transactions
  Item 14: Controls and Procedures
PART IV
  Item 15: Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002