Form 10-K/A
period 2002-12-31
SEEBEYOND TECHNOLOGY CORP
filed 2003-04-09
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

        This Amendment to the Form 10-K is being filed solely for the purpose of correcting a scrivener's error contained in the Form 10-K filed by SeeBeyond on March 28, 2003. On page 41 ("Consolidated Statement of Operations"), the line-item entitled "Interest and other income" should have contained the amount "$1,365" pertaining to the year ended December 31, 2002, rather than "$1,865" as originally filed.

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

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
	In thousands, except per share data
Revenues:
License (net of warrant amortization of $1,116 in 2001)	$67,243	$109,628	$65,403
Services	43,562	51,669	36,650
Maintenance	39,945	29,302	16,205

Total revenues	150,750	190,599	118,258
Cost of revenues:
Costs of license revenues	2,322	2,004	569
Costs of services revenues (exclusive of stock-based compensation of $124 in 2002, $284 in 2001 and $604 in 2000)	37,514	43,402	32,590
Costs of maintenance revenues	7,911	5,207	3,275

Total cost of revenues	47,747	50,613	36,434

Gross profit	103,003	139,986	81,824

Operating expenses:
Research and development (exclusive of stock-based compensation of $141 in 2002, $319 in 2001 and $667 in 2000)	34,443	29,224	19,175
Sales and marketing (exclusive of stock-based compensation of $450 in 2002, $1,076 in 2001 and $2,262 in 2000)	66,520	95,507	76,689
General and administrative (exclusive of stock-based compensation of $60 in 2002, $136 in 2001 and $345 in 2000)	18,609	21,208	17,231
Restructuring and impairment charges	6,625	3,426	—
Amortization of goodwill	—	319	—
Amortization of sales and marketing warrants	380	5,892	6,798
Amortization of stock-based compensation	775	1,815	3,878

Total operating expenses	127,352	157,391	123,771

Loss from operations	(24,349)	(17,405)	(41,947)
Interest and other income	1,365	608	1,657
Interest expense	(263)	(173)	(1,680)

Loss before income tax provision	(23,247)	(16,970)	(41,970)
Provision for income tax	697	463	—

Net loss before accretion on preferred stock	(23,944)	(17,433)	(41,970)
Accretion on preferred stock	—	—	769

Net loss available to common stockholders	$(23,944)	$(17,433)	$(42,739)

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.69)

Number of shares used in computing basic and diluted net loss per share	82,145	71,346	61,909

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
10.21(h)
Sublease Agreement between the Registrant (Sublessor) and Fidelity National Information Services (Sublessee) and The Employees Retirement System of the State of Hawaii (Lessor) dated December 17, 2002 for premises in Monrovia, California
10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002

10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank—California
10.25(c)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
21.1(h)	List of subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1(h)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

(h)
Incorporated by reference to an exhibit in the Registrant's Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(b)
Reports on Form 8-K. None.

(c)
Exhibits. See exhibit listing under item 14(a) above.

(d)
Financial Statement Schedules. None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2003.

SEEBEYOND TECHNOLOGY CORPORATION

By:	/s/ JAMES T. DEMETRIADES James T. Demetriades President, Chief Executive Officer and Attorney-in-Fact

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

Date: April 9, 2003

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

Date: April 9, 2003

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