Form 10-Q
period 2003-03-31
SEEBEYOND TECHNOLOGY CORP
filed 2003-05-15
CIK 1106842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-30207

SEEBEYOND TECHNOLOGY CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	95-4249153
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

800 E. Royal Oaks Drive Monrovia, California 91016 (626) 471-6000
(Address, including Zip Code, of Registrant’s Principal Executive Offices and Registrant’s Telephone Number, including Area Code)

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 13, 2003 was 82,710,275.

SeeBeyond Technology Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share data	March 31, 2003	December 31, 2002
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$86,614	$94,114
Accounts receivable, net of allowances of $2,581 and $2,539 at March 31, 2003 and December 31, 2002, respectively	33,787	33,550
Prepaid expenses and other current assets	3,137	4,180
Total current assets	123,538	131,844
Property and equipment, net	21,424	22,429
Goodwill	1,391	1,391
Other assets	2,083	1,379
Total assets	$148,436	$157,043
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$9,514	$11,343
Accrued compensation and related expenses	11,012	11,818
Accrued expenses	7,695	8,891
Deferred revenues	30,026	28,141
Equipment line and advance payable - current portion	2,988	2,988
Capital lease payable - current portion	239	214
Total current liabilities	61,474	63,395
Equipment line and advance payable	2,473	3,260
Capital lease line payable	711	750
Total liabilities	64,658	67,405
Stockholders’ equity:
Preferred stock, $.0001 par value - 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $.0001 par value - 200,000,000 shares authorized; 83,893,839 shares issued and 82,693,839 shares outstanding as of March 31, 2003 and 83,738,243 shares issued and 82,538,243 shares outstanding as of December 31, 2002	8	8
Additional paid-in capital	219,559	219,246
Treasury stock	(2,760)	(2,760)
Deferred stock compensation	(201)	(317)
Accumulated other comprehensive loss	(263)	(99)
Accumulated deficit	(132,565)	(126,440)
Total stockholders’ equity	83,778	89,638
Total liabilities and stockholders’ equity	$148,436	$157,043

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
In thousands, except per share data	2003	2002
Revenues:
License	$12,990	$21,069
Services	11,232	10,745
Maintenance	11,600	9,068
Total revenues	35,822	40,882
Cost of revenues:
License	545	1,059
Services and maintenance (exclusive of stock-based compensation of $16 and $42 for the three months ended March 31, 2003 and 2002, respectively.)	11,548	9,967
Total cost of revenues	12,093	11,026
Gross profit	23,729	29,856
Operating expenses:
Research and development (exclusive of stock-based compensation $18 and $47 for the three months ended March 31, 2003 and 2002, respectively.)	10,627	7,655
Sales and marketing (exclusive of stock-based compensation of $59 and $156 for the three months ended March 31, 2003 and 2002, respectively.)	14,481	14,500
General and administrative (exclusive of stock-based compensation $8 and $20 for the three months ended March 31, 2003 and 2002, respectively.)	4,626	4,210
Amortization of sales and marketing warrants	111	441
Amortization of stock-based compensation	101	265
Total operating expenses	29,946	27,071
(Loss) income from operations	(6,217)	2,785
Other income:
Interest, net	170	193
(Loss) income before income tax provision	(6,047)	2,978
Provision for income tax	78	83
Net (loss) income	$(6,125)	$2,895

Basic net (loss) earnings per share	$(0.07)	$0.04
Diluted net (loss) earnings per share	$(0.07)	$0.03
Number of shares used in calculating:
- basic net (loss) earnings per share	82,616	78,678
- diluted net (loss) earnings per share	82,616	82,873

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
In thousands	2003	2002
Cash flows from operating activities:
Net (loss) income	$(6,125)	$2,895
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on disposal of fixed assets	(30)	—
Depreciation and amortization	1,435	1,398
Provision for doubtful accounts receivable	84	48
Amortization of sales and marketing warrants	111	441
Amortization of stock-based compensation	101	265
Changes in assets and liabilities:
Accounts receivable	(320)	(8,911)
Prepaid expenses and other current assets	1,043	(133)
Accounts payable	(1,829)	(1,836)
Accrued compensation and related expenses	(2,002)	(13)
Deferred revenue	1,885	3,850
Net cash used in operating activities:	(5,647)	(1,996)
Cash flows from investing activities:
Purchases of property and equipment	(400)	(2,205)
Related party receivable	—	366
Other	(704)	(585)
Net cash used in investing activities	(1,104)	(2,424)
Cash flows from financing activities:
Net (repayments) borrowings on bank lines of credit	(787)	(163)
Proceeds from issuance of common stock pursuant to secondary public offering, net	—	58,880
Proceeds from issuance of common stock pursuant to employee stock option plan	216	3,328
Repayments of capital lease obligation	(14)	—
Net cash (used in) provided by financing activities	(585)	62,045
Effect of exchange rate changes on cash	(164)	(86)
Net (decrease) increase in cash and cash equivalents	(7,500)	57,539
Cash and cash equivalents at beginning of the period	94,114	47,039
Cash and cash equivalents at end of the period	$86,614	$104,578

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SeeBeyond Technology Corporation (the “Company” or “SeeBeyond”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period, and the Company makes no representations related thereto.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year information to conform to the current period’s presentation.

Note 2.     Revenue Recognition

The Company recognizes revenue when an agreement has been signed by both parties or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable and no other significant obligations remain. For multiple element arrangements where vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is sold separately. The Company enters into arrangements with end users, which may include the sale of licenses of software, maintenance and services under the arrangement or various combinations of each element, including the sale of such elements separately.

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

Note 3.     Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to FAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock-based compensation. The statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to annual disclosure.  The Company adopted the additional disclosure provision of SFAS No. 148 in the fourth quarter of 2002.  As permitted, the Company has not adopted the fair value method and continues to account for options under APB No. 25.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2001, the Financial Accounting Standards Board (“FASB”) issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out-of-pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. Reimbursable out-of-pocket expenses reclassified as service revenues were approximately $990,000 and $520,000 for the three months ended March 31, 2003 and 2002, respectively.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combination initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001.

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

Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
North America	$22,683	$28,204
Europe	9,653	9,211
Pacific Rim	3,486	3,467
Total revenues	$35,822	$40,882

	March 31, 2003	December 31, 2002
Long-lived assets:
North America	$21,774	$22,143
Europe	1,883	2,047
Pacific Rim	1,241	1,009
Total long-lived assets	$24,898	$25,199

No single customer accounted for more than 10% of the Company’s net revenues during the three months ended March 31, 2003 and 2002.

Note 5.     Computation of Net (Loss) Income Per Share

Basic net (loss) income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock warrants and outstanding stock options using the “treasury stock” method.

The following table sets forth the components of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net (loss) income	$(6,125)	$2,895
Weighted average outstanding shares of common stock used to compute basic net (loss) income per share	82,616	78,678
Dilutive effect of:
Stock warrants	—	577
Employee stock options	—	3,618
Common stock and common stock equivalents	82,616	82,873
Net (loss) income per share:
Basic	$(0.07)	$0.04
Diluted	$(0.07)	$0.03

Options to purchase approximately 11,855,000 and 4,516,000 shares of common stock were not included in the calculations of diluted net (loss) income per share for the three months ended March 31, 2003 and 2002, respectively, because their effect would be antidilutive. Common stock warrants to purchase 650,000 shares were not included in the calculations of diluted net loss per share for the three months ended March 31, 2003, because their effect would be antidilutive.

Note 6.     Stock-Based Compensation

As permitted under SFAS No. 123 “Accounting for Stock-based Compensation”, the Company continues to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” for its recording of stock-based compensation arrangements. Accordingly, the Company accounts for its stock-based compensation using the intrinsic value method, which requires recognition of expense when the option exercise price is less than the fair value of the stock at the date of grant. The Company provides the required pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. Under the fair value method stock options are valued and expensed based on the fair value of the options determined under an option-pricing model.

The following table sets forth pro forma net income (loss) and pro forma earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net (loss) income, as reported	$(6,125)	$2,895
Stock-based employee compensation costs, included in net (loss) income, as reported	101	265
Stock-based employee compensation costs if fair value based method had been applied	(3,355)	(3,438)
Pro forma net loss	(9,379)	(278)
(Loss) earnings per share:
Basic - as reported	$(0.07)	$0.04
Basic - pro forma	$(0.11)	$0.00
Diluted - as reported	$(0.07)	$0.03
Diluted - pro forma	$(0.11)	$0.00

Note 7.     Commitments, Contingencies and Debt

Bank Line of Credit and Lease Line Payable

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and was to expire May 31, 2002. In October 2001, the Company amended the Line to extend the expiration date through May 31, 2003.  The Company is currently in the process of extending the expiration date of the existing Line and anticipates it to be extended through May 31, 2004.  As of March 31, 2003, $7.1 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of March 31, 2003, approximately $385,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at March 31, 2003 was 5.0%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of March 31, 2003, there was $1.1 million outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at March 31, 2003 was 5.0%. As of March 31, 2003 the balance outstanding under this Equipment Advance was $4.4 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $2.4 million for the remainder of 2003 and $3.1 million in 2004, based on the total outstanding balance of approximately $5.5 million.

Legal Proceedings

Beginning on July 3, 2002, several purported class action shareholder complaints were filed in the United States District Court for the Central District of California against the Company and several of our officers and directors. The actions were subsequently consolidated and a consolidated amended complaint was filed purportedly brought on behalf of purchasers of common stock of SeeBeyond Technology Corporation between December 10, 2001 and May 7, 2002.  The complaint generally alleges that defendants made false statements about SeeBeyond’s operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages. The Company believes the suit to be without merit and intends to defend against it vigorously.

The Company is party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Beginning on September 5, 2002, several derivative lawsuits were filed by purported Company shareholders in the Superior Court of California for the County of Los Angeles.  The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.

Note 8.     Comprehensive (Loss) Income

The Company accounts for comprehensive (loss) income using SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity.

Total comprehensive (loss) income was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net (loss) income	$(6,125)	$2,895
Other comprehensive (loss) income:
Foreign translation adjustment	(164)	(86)
Comprehensive (loss) income	$(6,289)	$2,809

Note 9.     Stockholders’ Equity

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

Note 10.     Restructuring and Impairment Charges

During the three months ended December 31, 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to properties abandoned in connection with facilities consolidation and $1.8 million related to the write-down of leasehold improvements, furniture and fixtures and equipment in connection with facilities consolidation. During the three months ended March 31, 2003, the Company recorded no additional charges or adjustments related to the December 2002 restructuring. The balance of accrued involuntary termination benefits remaining at March 31, 2003, was approximately $292,000.  This balance is expected to be paid over the next three months.  As of March 31, 2003, the balance remaining of accrued rent and related expenses related to abandoned properties was approximately $2,157,000.  This balance is expected to be paid over the next eighteen months.

Note 11.     Related Party Transactions

On January 2, 2002, the Company provided one of its executive officers, who is also a significant stockholder, with a loan of $2.0 million pursuant to a promissory note with an annual interest rate of 8.5%. This loan was repaid in full on February 28, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes of SeeBeyond Technology Corporation appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding anticipated costs and expenses, mix of revenues and plans for introducing new products and services. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, under “Risk Factors” and elsewhere in this Form 10-Q.

Overview

We were founded in 1989 and sold our first products and services in 1991 under the name “Software Technologies Corporation.” From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. In November 1999 we launched the fourth generation of our product e*Gate 4.0, which introduced a fully distributed, fault tolerant architecture. We are currently shipping an enhanced version of our eBusiness Integration Suite (“eBI Suite”), version 4.5.3 to our customers and in March 2003 we announced our new suite of products, the SeeBeyond Integrated Composite Application Network (“ICAN”) version 5.0, which we expect to begin shipping in the second quarter 2003, however, the determination of when and if version 5.0 will be made available remains at the sole discretion of the Company. We incurred significant losses in fiscal years 2001, 2002 and in the first quarter of fiscal 2003.  As of March 31, 2003, we had an accumulated deficit of approximately $132.6 million.

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

We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales were 37% of total revenues for the three months ended March 31, 2003 compared to 31% of total revenues for the three months ended March 31, 2002. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

Our cost of revenues includes cost of license revenues and cost of services and maintenance revenues. Each category, except cost of license revenues, includes related expenses for salaries, employee benefits, incentive compensation, bonuses, travel, telephone, communications, rent and allocated facilities and professional fees.

Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services and maintenance revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and maintenance and support activities, training and out-of-pocket expenses. For the three months ended March 31, 2003, our gross margin was 95.8% on our license revenues and 49.4% on our services and maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license revenues as compared to our services and maintenance revenues. As a result, our overall gross margin depends significantly on our revenue mix.

Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions.

To date, all software product development costs have been expensed as incurred. Also included in our total costs and expenses are restructuring charges, sales and marketing warrants and stock compensation.

In March 2001, we entered into a four-year co-marketing agreement with General Motors Corporation (GMC) and issued GMC a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. As a result of the December 2001 private placement of

2,574,298 shares of our common stock, the exercise price of this warrant was adjusted to $5.83 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. As of December 31, 2002, a total of 450,000 shares subject to the warrant were vested. We recognized amortization of approximately $111,000 and $441,000 for the three months ended March 31, 2003 and 2002, respectively. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for this strategic partner to make future product purchases from us.

In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through December 31, 2000, of which approximately $180,000 remains to be amortized as of March 31, 2003. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $101,000 and $265,000 for the three months ended March 31, 2003 and 2002, respectively. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

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

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2002 in Item 8: Financial Statements and Supplementary Data. We believe our most critical accounting policies include the following:

•                  revenue recognition,

•                  estimating allowance for doubtful accounts,

•                  accounting for income taxes

Revenue recognition.    We recognize revenue when an agreement has been signed by both parties or other persuasive evidence of an arrangement exists, the software has been shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable, and no other significant obligations remain. For multiple element arrangements where vendor specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “residual method” prescribed by Statement of Position 98-9. Vendor-specific objective evidence of fair value is based on the price a customer is required to pay when the element is sold separately.

We assess whether the fee is fixed and determinable and collection is probable at the time of the transaction. In assessing whether the fee is fixed and determinable we analyze the payment terms of the transaction and other factors, including the nature and class of customer, our historical experience of collecting under our payment terms without granting a concession, the possibility of the product becoming technologically obsolete before the payments become due and the likelihood of the customer asking for a refund. If we determine the fee is not fixed or determinable we defer the revenue until the payments under the arrangement become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit worthiness. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection become probable, which is generally upon the receipt of cash.

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

The fair value of services such as consulting or training is based upon separate sales of these services. Consulting and training services are generally sold on a time-and-materials or fixed fee basis and are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products and generally do not involve significant production, modification or customization to or development of the software.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or estimates for any period, material differences in the amount and timing of revenue could result.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts based on our analyses of the likelihood that our customers will not pay us all the money they owe. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all our customers we perform analyses, which includes a review of their credit profiles, the terms and conditions of the contracts with our customers, and the current economic trends and payment history. We reassess these allowances each accounting period. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our income statement.

Accounting for income taxes.    We record a valuation allowance to reduce our deferred tax assets by an estimated amount of tax benefits we estimate which is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance against. As of March 31, 2003, a valuation allowance equal to the value of the deferred tax assets was maintained. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2003 and 2002, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2003	2002
Revenues:
License	36%	52%
Services	31	26
Maintenance	33	22
Total revenues	100	100
Cost of revenues:
License	2	3
Services and maintenance	32	24
Total cost of revenues	34	27
Gross profit	66	73
Operating expenses:
Research and development	30	19
Sales and marketing	40	35
General and administrative	13	10
Amortization of sales and marketing warrants	—	1
Amortization of stock-based compensation	—	1
Total operating expenses	83	66
(Loss) income from operations	(17)	7
Other income	—	—
(Loss) income before income tax provision	(17)	7
Provision for income tax	—	—
Net (loss) income	(17)%	7%

Results of operations for the three months ended March 31, 2003 and 2002:

Revenues

Total revenues.    Total revenues for the three months ended March 31, 2003 decreased 12% from the same period last year, from $40.9 million to $35.8 million. Total revenues for the three months ended March 31, 2003 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

License revenues.    License revenues for the three months ended March 31, 2003, decreased 38% from the same period last year, from $21.1 million to $13.0 million. License revenues for the three months ended March 31, 2003, as a percentage of total revenues were 36%, as compared to 52% for the same period in the previous year. The decreases in license revenues were due primarily to delayed purchasing decision making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

Services revenues.    Services revenues for the three months ended March 31, 2003, increased 4% from the same period in the previous year, from $10.8 million to $11.2 million. Services revenues for the three months ended March 31, 2003, as a percentage of total revenues were 31% as compared to 26% for the same period in the previous year. The increase in the absolute dollar amount of services revenues was due primarily to continued strong demand for consulting services from customers in certain industry verticals, including healthcare, despite the decrease in license revenues for the three months ended March 31, 2003 and December 31, 2002, as compared to the three months ended March 31, 2002 and December 31, 2001.

Maintenance revenues.    Maintenance revenues for the three months ended March 31, 2003, increased 27% from the same period in the previous year, from $9.1 million to $11.6 million. Maintenance revenues for the three months ended March 31, 2003, as a percentage of total revenues were 33%, as compared to 22% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues.

Cost of revenues

Cost of license revenues.    Cost of license revenues for the three months ended March 31, 2003, was approximately $545,000, compared to $1,059,000 in the same period in the previous year. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. The decrease was due to a decrease in revenues during the three months ended March 31, 2003 from the sale of our products with third-party embedded or bundled software, as compared to the three months ended March 31, 2002.

Cost of services and maintenance revenues.    Cost of services and maintenance revenues for the three months ended March 31, 2003, increased 15% from the same period in the previous year, from $10.0 million to $11.5 million. Cost of services and maintenance revenues for the three months ended March 31, 2003, as a percentage of total revenues were 32%, as compared to 24% for the same period in the previous year. The increase in the absolute dollar amount was due primarily to the increase in the use of third-party contractors and the related costs associated with increased services revenues. We expect that cost of services and maintenances revenues will decrease slightly in absolute dollars for the foreseeable future.

Operating expenses

Research and development expenses.    Research and development expenses for the three months ended March 31, 2003, increased 38% from the same period in the previous year, from $7.7 million to $10.6 million. Research and development expenses as a percentage of total revenues were 30% for the quarter ended March 31, 2003 as compared to 19% for the same period in the prior year. The increases in research and development expenses were due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the remainder of 2003 as we continue to invest in additional headcount and the development of new products.

Sales and marketing expenses.    Sales and marketing expenses for the three months ended March 31, 2003, remained at $14.5 million from the same period in the previous year.  Sales and marketing expenses as a percentage of total revenues were 40% for the quarter ended March 31, 2003 as compared to 35% for the same period in the prior year. However, sales and marketing expenses for the three months ended March 31, 2003, decreased 16% from the three months ended December 31, 2002, from $17.2 million to $14.5 million.  This decrease was due primarily to lower headcount and a seasonal decrease in promotional and public relations activities, as well as a decrease in sales commissions that resulted from lower license revenues during the three months ended March 31, 2003.  We anticipate our sales and marketing expenses will remain flat or decrease slightly in absolute dollars for the foreseeable future.

General and administrative expenses.    General and administrative expenses for the three months ended March 31, 2003, increased 10% from the same period in the previous year, from $4.2 million to $4.6 million. General and administrative expenses as a percentage of total revenues were 13% for the quarter ended March 31, 2003 as compared to 10% for the same period in the prior year. However, general and administrative expenses for the three months ended March 31, 2003, decreased 6% from the three months ended December 31, 2002, from $4.9 million to $4.6 million.  This decrease in general and administrative expenses was due primarily lower headcount during the quarter ended March 31, 2002. We anticipate general and administrative expenses to remain flat or decrease slightly in absolute dollars for the foreseeable future.

Restructuring and impairment charges.  During the three months ended December 31, 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to properties abandoned in connection with facilities consolidation and $1.8 million related to the write-down of leasehold improvements, furniture and fixtures and equipment in connection with facilities consolidation. During the three months ended March 31, 2003, the Company recorded no additional charges or adjustments related to the December 2002 restructuring. The balance of accrued involuntary termination benefits remaining at March 31, 2003, was approximately $292,000.  This balance is expected to be paid over the next three months.  As of March 31, 2003, the balance remaining of accrued rent and related expenses related to abandoned properties was approximately $1,993,000.  This balance is expected to be paid over the next eighteen months.

The Company expects to record additional restructuring charges related to facilities consolidation and related matters of approximately $6.0 million to $7.0 million during the three months ending June 30, 2003.

Amortization of sales and marketing warrants.    Amortization of warrants for the three months ended March 31, 2003, was $111,000, compared to $441,000 for the same period in the prior year. The decrease in amortization of warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled during 2002 as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of warrant expense for the three months ended March 31, 2003, and the remaining warrant expense to be recognized going forward, relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

Amortization of stock-based compensation.    Amortization of stock-based compensation for the three months ended March 31, 2003, was approximately $101,000, compared to $265,000 for the same period in the previous year.

Other income

Other income consists primarily of interest income (expense). Other income for the three months ended March 31, 2003, was approximately $170,000 compared to $193,000 for the same period last year. The decrease was primarily due to a decrease in interest income as a result of lower interest rates offset slightly by larger average cash balances during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Liquidity and capital resources

As of March 31, 2003, we had cash and cash equivalents of $86.6 million, a decrease of $7.5 million from $94.1 million held as of December 31, 2002.

Net cash used in operating activities was $5.7 million during the three months ended March 31, 2003, as compared with $2.0 million in the same period in the previous year. This period over period increase in cash used in operating activities reflects increases in net loss, accounts receivable and other assets, offset by decreases in accounts payable, accrued expenses and prepaid expenses and other current assets.

During the three months ended March 31, 2003, our accounts receivable increased approximately $200,000 from $33.6 million at December 31, 2002 to $33.8 million at March 31, 2003. This increase was primarily due to the timing of revenue recorded during the three months ended March 31, 2003, as compared to the three months ended December 31, 2002. The timing of receivable collections and revenue recorded within a given quarter will affect our accounts receivable going forward.

Net cash used in investing activities was $1.1 million during the three months ended March 31, 2003, as compared with $2.4 million in the same period in the previous year. The decrease primarily was due to decreases in capital expenditures. We expect capital expenditures in the next three months to increase slightly compared to the last three months.

Net cash (used in) provided by financing activities was $(585,000) during the three months ended March 31, 2003, as compared with $62.0 million in the same period in the previous year. This decrease was due primarily to the completion of the secondary public stock offering in February 2002.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and was to expire May 31, 2002. In October 2001, the Company amended the Line to extend the expiration date through May 31, 2003. The Company is currently in the process of extending the expiration date of the existing Line and anticipates it to be extended through May 31, 2004.  As of March 31, 2003, $7.1 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of March 31, 2003, approximately $385,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at March 31, 2003 was 5.0%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of March 31, 2003, there was $1.1 million outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at March 31, 2003 was 5.0%. As of March 31, 2003 the balance outstanding under this Equipment Advance was $4.4 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $2.4 million in 2003 and $3.1 million in 2004, based on the total outstanding balance of approximately $5.5 million as of March 31, 2003.

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

We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. During 2001, 2002 and the first quarter of 2003, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of March 31, 2003, we had an accumulated deficit of $132.6 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

Our products are often used by our customers throughout their organizations to address critical business problems. Customers generally consider a wide range of issues before committing to purchase our products, including product benefits, the ability to operate with existing and future computer systems, the ability to accommodate increased transaction volumes and product reliability. Many customers are addressing these issues for the first time when they consider whether to buy our products and services. As a result, we or other parties, including systems integrators, must educate potential customers on the use and benefits of our products and services. In addition, the purchase of our products generally involves a significant commitment of capital and other resources by a customer. This commitment often requires significant technical review, assessment of competitive products and approval at a number of management levels within a customer’s organization. Our sales cycle may vary based on the industry in which the potential customer operates and is difficult to predict for any particular license transaction. The length and variability of our sales cycle makes it difficult to predict whether particular sales will be concluded in any given quarter. If one or more of our license transactions are not consummated in a given quarter, our results of operations for that quarter may be below our expectations and the expectations of analysts and investors.

Our operating results are highly dependent on license revenues from one software suite, and our business could be materially harmed by factors that adversely affect the pricing and demand for this software suite.

Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, called our SeeBeyond Integrated Composite Application Network (ICAN) Suite version 5.0, was launched in March 2003. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

Moreover, as we release enhanced versions of our products, we may not be successful in upgrading our customers who purchased previous versions of our Business Integration Suite to the current version. We also may not be successful in selling add-on modules for our products to existing customers. Any failure to continue to upgrade existing customers’ products or sell new modules, if and when they are introduced, could negatively impact customer satisfaction and our revenues.

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

These systems integrators are not contractually required to implement our products, and competition for these resources may preclude us from obtaining sufficient resources to provide the necessary implementation services to support our needs. If the number of installations of our products exceeds our access to the resources provided by these systems integrators, we will be required to provide these services internally, which would increase our expenses and significantly limit our ability to meet our customers’ implementation needs. A number of our competitors have stronger relationships with some of these systems integrators and, as a result, these systems integrators might be more likely to recommend competitors’ products and services instead of ours. In addition, a number of our competitors have relationships with a greater number of these systems integrators or have stronger systems integrator relationships based on specific vertical markets and, therefore, have access to a broader base of customers.

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

The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Our current competitors include vendors offering e-Business application integration, or eAI, and traditional electronic data interchange, or EDI, software products, as well as “in house” information technology departments of potential customers that have developed or may develop systems that provide some or all of the functionality of our Business Integration Suite. We may also encounter competition from major enterprise software developers in the future.

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

Revenues from the sale of products and services outside the United States accounted for 37% of our total revenues for the first three months of 2003 and 31% of our total revenues for the same period in the prior year. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 15% in 2002 and 12% for the same period in the prior year. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

Our products and their interactions with customers’ software applications and IT systems are complex and, accordingly, there may be undetected errors or failures when our products are introduced or as new versions are released. In the past we have discovered software errors in our new releases and new products after their introduction, which have resulted in additional product development expenses. To date, these additional expenses have not been material. These errors have resulted in product release delays, delayed revenues and customer dissatisfaction. In the future we may discover errors, including performance limitations, in new releases or new products after the commencement of commercial shipments. Since many customers are using our products for mission-critical business operations, any of these occurrences could seriously harm our business and generate negative publicity, which could have a negative impact on future sales. Although we maintain product liability and errors and omissions insurance, we cannot assure you these policies will be sufficient to compensate for losses caused by any of these occurrences.

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

From time to time, we have been subject to litigation. Several putative securities class action lawsuits are currently pending against us, our directors and officers. The plaintiffs in these suits allege we and the other defendants made false statements about our operating results and business, while concealing material information. We believe these lawsuits are without merit and we intend to defend against them vigorously. The complaint does not specify the amount of damages the plaintiffs seek, and as a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuit. The uncertainty associated with these unresolved lawsuits could harm our business, financial condition and reputation. Negative developments with respect to the lawsuits could cause our stock price to decline. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. Although we have begun to accrue amounts relating to legal costs and expenses, we have not accrued any amounts relating to potential damages associated with the putative class action lawsuits. However, because of uncertainties relating to litigation, our decision as to whether to accrue and the amount of our estimates could be wrong. In addition, although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, such a payment could seriously harm our results of operation, financial condition and liquidity.

If we fail to adequately protect our proprietary rights, we may lose these rights and our business may be seriously harmed.

We depend upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our product from our competitors’ products. The unauthorized use by others of our proprietary rights could materially harm our business. We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently have no issued patents. Despite our efforts to protect our proprietary rights, existing laws afford only limited protection. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information we regard as proprietary. Accordingly, we cannot be certain we will be able to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

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

Our President and Chief Executive Officer, James T. Demetriades beneficially owns approximately 32% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 42% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

External factors such as potential terrorist attacks could have a material adverse affect on the U.S. and global economics.

The possibility of potential terrorist attacks could have an adverse effect upon an already weakened world economy and could cause U.S. and foreign businesses to slow spending on products and services and delay sales cycles. The economic uncertainty resulting from any such future attacks and other responses associated with such attacks may continue to negatively impact short-term consumer and business confidence.

Item 3:    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk.    We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2002, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

Item 4.    Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is party to routine claims and suits brought against it in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition or results of operation.

Information with respect to this item is incorporated by reference to Note 7 of the Notes to the Consolidated Financial Statements included in this Report on Form 10-Q.

Item 2.    Changes in Securities and Use of Proceeds

(a)               Modification of Constituent Instruments

Not applicable

(b)               Change in Rights

Not applicable

(c)               Changes in Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 6.    Exhibits and reports on Form 8-K

(a)               Exhibits.

Exhibit No.	Description

3.1(f)	Restated Certificate of Incorporation of the Registrant
3.2(f)	Bylaws of the Registrant
4.1(a)	Specimen common stock certificates
10.1(f)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(a)(c)	1998 Stock Plan
10.3(a)(c)	2000 Employee Stock Purchase Plan and form of agreements there under
10.5(a)	Registration Rights Agreement dated May 8, 1998, as amended
10.6(a)	Lease Agreement dated June 6, 1997 and First Amendment to the Lease dated August 5, 1998 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7(a)	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California
10.8(a)	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983 for premises in Arcadia, California)
10.9(b)	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10(b)	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.11(e)	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12(e)	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
10.13(d)	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.14(f)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank-California
10.15(f)	Second Amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank-California
10.16(f)	Lease Agreement dated as of February 24, 2001 between MWB Business Eschange Limited and the Registrant for premises in Berkshire, United Kingdom
10.17(f)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia

10.18(g)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
10.19(g)	Sublease Agreement between the Registrant (Tenant and The Employees Retirement System of The State Of Hawaii (Landlord and Loopnet (Subtenant dated May 15, 2002 for premises in Monrovia, California)
10.20(g)	Third Amendment to the Loan and Security Agreement dated as of June 30, 2002 between the Registrant and Comerica Bank-California
10.21(h)

Sublease Agreement between the Registrant (Sublessor and Fidelity National Information Services (Sublessee and The Employees Retirement System of the State of Hawaii (Lessor dated December 17, 2002 for premises in Monrovia, California)

10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002
10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I and the Registrant dated October 25, 2002)
10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California
10.25(c)(h)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(a)          Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.

(b)         Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.

(c)          Denotes a management contract or compensatory plan arrangement.

(d)         Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(e)          Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.

(f)            Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.

(g)         Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(h)         Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(b)              Reports on Form 8-K.

On April 7, 2003, SeeBeyond filed a report on Form 8-K announcing its preliminary first fiscal quarter 2003 financial results.

On April 22, 2003, SeeBeyond filed a report on Form 8-K announcing its first fiscal quarter 2003 financial results.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 2003.

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”)

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”)

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 14, 2003

By:	/s/ BARRY J. PLAGA
Name:	Barry J. Plaga
Title:	Chief Financial Officer