Form 10-K/A
period 2002-12-31
SEEBEYOND TECHNOLOGY CORP
filed 2003-05-30
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENT INCORPORATED BY REFERENCE

        Certain sections of the Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders held on May 15, 2003 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EXPLANATORY NOTE

        This Amendment No. 2 to the Form 10-K is being filed solely for the purpose of providing additional disclosure in Item 11 (Executive Compensation) and filing an exhibit under Item 15 (Exhibits) of letter agreements we have entered into with certain of our executive officers. This Amendment No. 2 to Form 10-K does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-K.

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

        We have previously entered into letter agreements with certain of our executive officers. Under the terms of each of these letter agreements, in the event of a change of control transaction in which SeeBeyond is acquired, 50% of the then-unvested portion of any outstanding stock options granted to the executive officers under our stock option plan would vest and become exercisable upon the closing of such change of control transaction. The following executive officers have entered into such letter agreements: Barry J. Plaga, our Senior Vice President, Finance and Chief Financial Officer; Reed Henry, our Vice President, Global Support and Professional Services; Kathleen Mitchell, our Senior Vice President, Marketing and Business Development; and David Bennett, our Vice President, EMEA.

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

PART IV

Item 15: Exhibits, Financial Statement Schedule and Reports on Form 8-K

        Item 15 is amended to add the following exhibits:

Exhibit No.	Description
10.26(a)	Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.
99.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(a)
Denotes a management contract or compensatory plan arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2003.

SEEBEYOND TECHNOLOGY CORPORATION

By:	/s/ JAMES T. DEMETRIADES James T. Demetriades President and Chief Executive Officer

Signature	Title

/s/ JAMES T. DEMETRIADES James T. Demetriades	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ BARRY J. PLAGA Barry J. Plaga	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ RAYMOND J. LANE* Raymond J. Lane	Chairman of the Board of Directors
/s/ JOHN W. BUCKLEY* John W. Buckley	Director
/s/ SALAH M. HASSANEIN* Salah M. Hassanein	Director
/s/ STEVEN A. LEDGER* Steven A. Ledger	Director
/s/ KARL E. NEWKIRK* Karl E. Newkirk	Director

*By:	/s/ JAMES T. DEMETRIADES James T. Demetriades	Attorney-in-Fact

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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James T. Demetriades, certify that:

1.
I have reviewed this annual report on Form 10-K, as amended, of SeeBeyond Technology Corporation;

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

Date: May 30, 2003

	By:	/s/ JAMES T. DEMETRIADES
	Name:	James T. Demetriades
	Title:	Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barry J. Plaga, certify that:

1.
I have reviewed this annual report on Form 10-K, as amended, of SeeBeyond Technology Corporation;

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

Date: May 30, 2003

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