Form 10-Q
period 2003-06-30
SEEBEYOND TECHNOLOGY CORP
filed 2003-08-14
CIK 1106842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of August 13, 2003 was 82,924,258.

SeeBeyond Technology Corporation and Subsidiaries

PART I —FINANCIAL INFORMATION

Item 1 . Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$80,091	$94,114
Accounts receivable, net of allowances of $2,965 and $2,539 at June 30, 2003 and December 31, 2002, respectively	20,350	33,550
Prepaid expenses and other current assets	4,559	4,180
Total current assets	105,000	131,844
Property and equipment, net	16,823	22,429
Goodwill	1,391	1,391
Other assets	2,239	1,379
Total assets	$125,453	$157,043
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,305	$11,343
Accrued compensation and related expenses	10,678	11,818
Accrued expenses	8,734	8,891
Deferred revenues	27,132	28,141
Equipment line and advance payable - current portion	3,151	2,988
Capital lease payable – current portion	243	214
Total current liabilities	56,243	63,395
Equipment line and advance payable	1,522	3,260
Capital lease payable	645	750
Total liabilities	58,410	67,405
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value - 200,000,000 shares authorized; 84,122,945 shares issued and 82,922,945 shares outstanding as of June 30, 2003 and 83,738,243 shares issued and 82,538,243 shares outstanding as of December 31, 2002	8	8
Additional paid-in capital	219,962	219,246
Treasury stock	(2,760)	(2,760)
Deferred stock compensation	(128)	(317)
Accumulated other comprehensive loss	(191)	(99)
Accumulated deficit	(149,848)	(126,440)
Total stockholders’ equity	67,043	89,638
Total liabilities and stockholders’ equity	$125,453	$157,043

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2003	2002	2003	2002
Revenues:
License	$7,137	$14,269	$20,127	$35,338
Services	9,823	9,960	21,055	20,705
Maintenance	11,897	9,441	23,497	18,509
Total revenues	28,857	33,670	64,679	74,552
Cost of revenues:
License	276	130	821	1,189
Services and maintenance revenues (exclusive of stock-based compensation of $11 and $34 and $27 and $76 for the three and six months ended June 30, 2003 and 2002, respectively.)	10,572	10,729	22,120	20,696
Total cost of revenues	10,848	10,859	22,941	21,885
Gross profit	18,009	22,811	41,738	52,667
Operating expenses:
Research and development (exclusive of stock-based compensation $17 and $39 and $35 and $86 for the three and six months ended June 30, 2003 and 2002, respectively.)	10,449	8,109	21,076	15,764
Sales and marketing (exclusive of stock-based compensation of $36 and $125 and $95 and $281 for the three and six months ended June 30, 2003 and 2002, respectively.)	13,959	17,106	28,440	31,606
General and administrative (exclusive of stock-based compensation $7 and $17 and $15 and $37 for the three and six months ended June 30, 2003 and 2002, respectively.)	4,599	4,831	9,225	9,041
Restructuring and impairment charges	6,386	—	6,386	—
Amortization of sales and marketing warrants	13	(41)	124	400
Amortization of stock-based compensation	71	215	172	480
Total operating expenses	35,477	30,220	65,423	57,291
Loss from operations	(17,468)	(7,409)	(23,685)	(4,624)
Other income (expense):
Interest, net	193	339	363	532
Loss before income tax provision	(17,275)	(7,070)	(23,322)	(4,092)
Provision for income taxes	8	(4)	86	79
Net loss	$(17,283)	$(7,066)	$(23,408)	$(4,171)

Basic and diluted net loss per share	$(0.21)	$(0.08)	$(0.28)	$(0.05)
Number of shares used in calculating basic and diluted net loss per share	82,808	83,360	82,718	81,096

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(23,408)	$(4,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on disposal of fixed assets	(21)	—
Depreciation and amortization	3,005	2,888
Provision for doubtful accounts receivable	433	50
Amortization of sales and marketing warrants	124	400
Amortization of stock-based compensation	172	480
Non-cash restructuring and impairment charges	4,274	—
Changes in assets and liabilities:
Accounts receivable	12,767	8,705
Prepaid expenses and other current assets	(379)	(2,033)
Accounts payable	(2,763)	(1,791)
Accrued compensation and related expenses	(1,297)	(1,766)
Deferred revenues	(1,009)	1,009

Net cash (used in) provided by operating activities	(8,102)	3,771

Cash flows from investing activities:
Purchases of property and equipment	(3,888)	(4,670)
Related party receivable	—	366
Other	(860)	(995)

Net cash used in investing activities	(4,748)	(5,299)

Cash flows from financing activities:
Net repayments on bank lines of credit	(1,575)	(326)
Proceeds from issuance of common stock pursuant to secondary public offering, net	—	59,012
Proceeds from issuance of common stock pursuant to employee stock option plan	264	3,464
Proceeds from issuance of common stock pursuant to employee stock purchase plan	345	563
Repayments of capital lease obligation	(115)	—

Net cash (used in) provided by financing activities	(1,081)	62,713

Effect of exchange rate changes on cash and cash equivalents	(92)	1,068

Net (decrease) increase in cash and cash equivalents	(14,023)	62,253
Cash and cash equivalents at beginning of the period	94,114	47,039

Cash and cash equivalents at end of the period	$80,091	$109,292

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SeeBeyond Technology Corporation (the “Company” or “SeeBeyond”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2003, as amended on April 9, 2003.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period, and the Company makes no representations related thereto.

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

Maintenance Revenues:   Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-

if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

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

Note 3.     Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 requires that certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective July 1, 2003. We do not believe that the adoption of this standard will have a material impact on our financial position, results of operations and cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities.  This interpretation applied immediately to variable interest entities created after January 31, 2003.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of this interpretation is not expected to have an impact on the Company’s financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(FIN 45).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The application of FIN 45 is not expected to materially impact the financial condition, results of operations, and cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  Restructuring and impairment charges recorded by the Company in the three months ended June 30, 2003, were recorded under SFAS No. 146 and restructuring and impairment charges recorded in the three months ended December 31, 2002, were recorded under Emerging Issues Task Force No. 94-3.

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

Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
North America	$17,194	$21,828	$39,877	$50,032
Europe	8,572	9,286	18,225	18,497
Pacific Rim	3,091	2,556	6,577	6,023
Total revenues	$28,857	$33,670	$64,679	$74,552

	June 30, 2003	December 31, 2002
Long-lived assets:
North America	$17,251	$22,143
Europe	1,831	2,047
Pacific Rim	1,371	1,009
Total long-lived assets	$20,453	$25,199

No single customer accounted for more than 10% of the Company’s net revenues during the three months or six months ended June 30, 2003 and 2002.

Note 5.     Computation of Net Loss Per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock warrants and outstanding employee stock options using the “treasury stock” method.

The following table sets forth the components of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Net loss	$(17,283)	$(7,066)	$(23,408)	$(4,171)
Weighted average outstanding shares of common stock used to compute basic net loss per share	82,808	83,360	82,718	81,096
Dilutive effect of:
Stock warrants	—	—	—	—
Employee stock options	—	—	—	—
Common stock and common stock equivalents	82,808	83,360	82,718	81,096

Net basic and diluted loss per share	$(0.21)	$(0.08)	$(0.28)	$(0.05)

Options to purchase approximately 11,903,000 shares of common stock for the three months and six months ended June 30, 2003 and options to purchase 12,720,000 shares of common stock for the three months and six months ended June 30, 2002 were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants to purchase 650,000 shares for the three months and six months ended June 30, 2003 and common stock warrants to purchase 1,850,000 shares for the three months and six months ended June 30, 2002 were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

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

The following table sets forth pro forma net loss and pro forma loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(17,283)	$(7,066)	$(23,408)	$(4,171)
Stock-based employee compensation costs, included in net loss, as reported	71	215	172	480
Stock-based employee compensation costs if fair value based method had been applied	(3,322)	(4,043)	(6,677)	(7,481)
Pro forma net loss	$(20,534)	$(10,894)	$(29,913)	$(11,172)
Earning per share:
Basic and diluted - as reported	$(0.21)	$(0.08)	$(0.28)	$(0.05)
Basic and diluted - pro forma	$(0.25)	$(0.13)	$(0.36)	$(0.14)

Note 7.     Commitments, Contingencies and Debt

Bank Lines of Credit and Equipment Line Payable

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and was to expire May 31, 2003.  In May 2003, the Company amended the Line to extend the expiration date through May 31, 2004.  As of June 30, 2003, $7.0 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of June 30, 2003, approximately $386,000  was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at June 30, 2003 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of June 30, 2003, the balance outstanding under this Equipment Line was approximately $923,000. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at June 30, 2003 was 4.75%. As of June 30, 2003 the balance outstanding under this Equipment Advance was approximately $3.8 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $1.6 million for the remainder of 2003 and $3.1 million in 2004, based on the total outstanding balance of approximately $4.7 million.

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

Note 8.     Comprehensive Loss

The Company accounts for comprehensive loss using SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net loss but rather are recorded directly in stockholders’ equity.

Total comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(17,283)	$(7,066)	$(23,408)	$(4,171)
Other comprehensive loss:
Foreign translation adjustment	72	1,154	(92)	1,068
Comprehensive loss	$(17,211)	$(5,912)	$(23,500)	$(3,103)

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

Note 10.     Restructuring and Impairment Charges

During the three months ended December 31, 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $1.8 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with facilities consolidation and headcount reductions.

The headcount reduction of 57 employees was made up of approximately 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.  The restructuring and impairment charges recorded in the three months ended December 31, 2002 were recorded under EITF No. 94-3. Under EITF No. 94-3 the accrual for future rent obligations recorded in the three months ended December 31, 2002 was made when a commitment to abandon the facilities was reached in December 2002.

During the three months ended June 30, 2003, the Company recorded restructuring and impairment charges totaling $6.4 million,

consisting of $1.1 million for employee termination benefits and related costs associated with headcount reductions, $1.0 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $4.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with the facilities consolidation and headcount reductions.

The headcount reduction of 44 employees was made up of approximately 34% sales and marketing staff, 52% professional services staff and 14% general and administrative staff.  The restructuring and impairment charges recorded in the three months ended June 30, 2003 were recorded under SFAS No. 146.  Under SFAS No. 146 the accrual for future rent obligations recorded in the three months ended June 30, 2003 was recorded when the facilities were abandoned.

These restructuring and impairment charges were recorded to better align the company’s cost structure with changing market conditions.

The following table sets forth the Company’s accrued restructuring costs as of June 30, 2003 (in thousands).

	Future rent obligations	Asset Impairment	Involuntary termination benefits	Total
Balance at December 31, 2002	$3,100	$—	$870	$3,970
Activity during three months ended March 31, 2003:
Cash payments	(543)	—	(578)	(1,121)

Balance at March 31, 2003	2,557	—	292	2,849
Activity during three months ended June 30, 2003:
Restructuring and impairment charges recorded	981	4,274	1,131	6,386
Non cash write down of leasehold improvements, furniture, computer equipment and software	—	(4,274)	—	(4,274)

Cash payments	(467)	—	(977)	(1,444)

Balance at June 30, 2003	$3,071	$—	$446	$3,517

Accrued future rent obligations represent the estimated future rent expense on abandoned excess facilities, net of sublease income, expected to be paid over the next thirty-one months.  Accrued involuntary termination benefits are expected to be paid during 2003.

Item 2 ..    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in 1989 and sold our first products and services in 1991 under the name “Software Technologies Corporation.” From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. In November 1999 we launched the fourth generation of our product e*Gate 4.0, which introduced a fully distributed, fault tolerant architecture. We are currently shipping an enhanced version of our eBusiness Integration Suite, version 4.5.3 to our customers and in March 2003 we announced our new suite of products, the SeeBeyond Integrated Composite Application Network (“ICAN”) version 5.0, which we expect to begin shipping in the third quarter 2003, however, the determination of when and if version 5.0 will be made available remains at the sole discretion of the Company. We incurred significant losses in fiscal years 2001, 2002 and in the first and second quarters of fiscal 2003.  As of June 30, 2003, we had an accumulated deficit of approximately $149.9 million.

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

We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales were 38% of total revenues for the six months ended June 30, 2003 compared to 33% of total revenues for the six months ended June 30, 2002. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services and maintenance revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and maintenance and support activities, training and out-of-pocket expenses. For the three months and six months ended June 30, 2003, our gross margin was 96.1% and 95.9%, respectively on our license revenues and 51.3% and 50.4%, respectively on our services and maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license revenues as compared to our services and maintenance revenues. As a result, our overall gross margin depends significantly on our revenue mix.

Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions.

To date, all software product development costs have been expensed as incurred. Also included in our total costs and expenses are restructuring and impairment charges, sales and marketing warrants and stock compensation.

In March 2001, we entered into a four-year co-marketing agreement with General Motors Corporation (“GMC”) and issued GMC a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. As a result of the December 2001 private placement of 2,574,298 shares of our common stock, the exercise price of this warrant was adjusted to $5.83 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. As of June 30, 2003, a total of 550,000 shares subject to the warrant were vested. We recognized amortization of approximately $13,000 and $(41,000) for the three months ended June 30, 2003 and 2002, respectively and $124,000 and $400,000 for the six months ended 2003 and 2002, respectively. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for GMC to make future product purchases from us.

In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through December 31, 2000, of which approximately $109,000 remains to be amortized as of June 30, 2003. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $71,000 and $215,000 for the three months ended June 30, 2003 and 2002, respectively and  $172,000 and $480,000 for the six months ended June 30, 2003 and 2002, respectively. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

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

Accounting for income taxes.   We record a valuation allowance to reduce our deferred tax assets by an estimated amount of tax benefits we estimate, which is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance against. As of June 30, 2003, a valuation allowance equal to the value of the deferred tax assets was maintained.  In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2003 and 2002, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	25%	42%	31%	47%
Services	34	30	33	28
Maintenance	41	28	36	25
Total revenues	100	100	100	100
Cost of revenues:
License	1	—	1	2
Services and maintenance	37	32	34	28
Total cost of revenues	38	32	35	30
Gross profit	62	68	65	70
Operating expenses:
Research and development	36	24	33	21
Sales and marketing	48	51	44	42
General and administrative	16	14	14	12
Restructuring and impairment charges	22	—	10	—
Amortization of sales and marketing warrants	—	—	—	—
Amortization of stock-based compensation	—	1	—	1
Total operating expenses	122	90	101	76
Loss from operations	(60)	(22)	(36)	(6)
Other income (expense), net	—	1	—	1
Loss before income tax provision	(60)	(21)	(36)	(5)
Provision for income taxes	—	—	—	(1)
Net loss	(60)%	(21)%	(36)%	(6)%

Results of operations for the three months ended June 30, 2003 and 2002:

Revenues

Total revenues.   Total revenues for the three months ended June 30, 2003 decreased 14% from the same period last year, from $33.7 million to $28.9 million. Total revenues for the three months ended June 30, 2003 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

License revenues.   License revenues for the three months ended June 30, 2003, decreased 50% from the same period last year, from $14.3 million to $7.1 million. License revenues for the three months ended June 30, 2003 as a percentage of total revenues were 25%, as compared to 42% for the same period in the previous year. The decreases in license revenues were due primarily to delayed purchasing decision-making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

Services revenues.   Services revenues for the three months ended June 30, 2003, decreased 2% from the same period last year, from $10.0 million to $9.8 million. Services revenues for the three months ended June 30, 2003 as a percentage of total revenues were 34% as compared to 30% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was small due to consistent demand for our consulting services from our customers in certain industry verticals, including healthcare.

Maintenance revenues.   Maintenance revenues for the three months ended June 30, 2003 increased 27% from the same period last year, from $9.4 million to $11.9 million. Maintenance revenues for the three months ended June 30, 2003, as a percentage of total revenues were 41%, as compared to 28% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues.

Cost of revenues

Cost of license revenues.   Cost of license revenues for the three months ended June 30, 2003 was approximately $276,000, compared to $130,000 in the same period in the previous year. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. The increase was due to an increase in revenues during the three months ended June 30, 2003 from the sale of our products with third-party embedded or bundled software, as compared to the three months ended June 30, 2002.

Cost of services and maintenance revenues.   Cost of services and maintenance revenues for the three months ended June 30, 2003 decreased 1% from the same period in the previous year, from $10.7 million to $10.6 million. Cost of services and maintenance revenues for the three months ended June 30, 2003 as a percentage of total revenues were 37%, as compared to 32% for the same period in the previous year. The decrease in the absolute dollar amount was due primarily to a decrease in the use of third-party contractors during the three months ended June 30, 2003, as compared to the same period in the previous year. We expect that cost of services and maintenance revenues will decrease slightly in absolute dollars for the remainder of 2003.

Operating expenses

Research and development expenses.   Research and development expenses for the three months ended June 30, 2003 increased 30% from the same period in the previous year, from $8.1 million to $10.5 million. Research and development expenses as a percentage of total revenues were 36% for the quarter ended June 30, 2003 as compared to 24% for the same period in the prior year. The increase in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development of the SeeBeyond ICAN version 5.0 products. We anticipate that research and development expenses will continue to increase in absolute dollars for the remainder of 2003 as we continue to invest in the development of new products.

Sales and marketing expenses.   Sales and marketing expenses for the three months ended June 30, 2003 decreased 18% from the same period in the previous year, from $17.1 million to $14.0 million.  Sales and marketing expenses as a percentage of total revenues were 48% for the quarter ended June 30, 2003 as compared to 51% for the same period in the prior year. The decrease in the absolute dollar amount of sales and marketing expenses was due primarily to lower headcount and a decrease in promotional and public relations activities, as well as a decrease in sales commissions that resulted from lower license revenues during the three months ended June 30, 2003.  We anticipate our sales and marketing expenses will decrease slightly in absolute dollars for the remainder of 2003.

General and administrative expenses.   General and administrative expenses for the three months ended June 30, 2003 decreased 4% from the same period in the previous year, from $4.8 million to $4.6 million. General and administrative expenses as a percentage of total revenues were 16% for the quarter ended June 30, 2003 as compared to 14% for the same period in the prior year. The decrease in the absolute dollar amount of general and administrative expenses was due primarily to lower headcount during the quarter ended June 30, 2003. We anticipate general and administrative expenses to remain flat or decrease slightly in absolute dollars for the remainder of 2003.

Restructuring and impairment charges.  During the three months ended December 31, 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $1.8 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with facilities consolidation and headcount reductions.

The headcount reduction of 57 employees was comprised of approximately 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.  The restructuring and impairment charges recorded in the three months ended December 31, 2002 were recorded under EITF No. 94-3. Under EITF No. 94-3 the accrual for future rent obligations recorded in the three months ended December 31, 2002 was made when a commitment to abandon the facilities was reached in December 2002.

During the three months ended June 30, 2003, the Company recorded restructuring and impairment charges totaling $6.4 million, consisting of $1.1 million for employee termination benefits and related costs associated with headcount reductions, $1.0 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $4.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with the facilities consolidation and headcount reductions.

The headcount reduction of 44 employees was comprised of approximately 34% sales and marketing staff, 52% professional services staff and 14% general and administrative staff.  The restructuring and impairment charges recorded in the three months ended June 30,

2003 were recorded under SFAS No. 146.  Under SFAS No. 146 the accrual for future rent obligations recorded in the three months ended June 30, 2003 was recorded when the facilities were abandoned.

These restructuring and impairment charges were recorded to better align the company’s cost structure with changing market conditions.

The following table sets forth the Company’s accrued restructuring costs as of June 30, 2003 (in thousands).

	Future rent obligations	Asset Impairment	Involuntary termination benefits	Total
Balance at December 31, 2002	$3,100	$—	$870	$3,970
Activity during three months ended March 31, 2003:
Cash payments	(543)	—	(578)	(1,121)

Balance at March 31, 2003	2,557	—	292	2,849
Activity during three months ended June 30, 2003:
Restructuring and impairment charges recorded	981	4,274	1,131	6,386
Non cash write down of leasehold improvements, furniture, computer equipment and software	—	(4,274)	—	(4,274)

Cash payments	(467)	—	(977)	(1,444)

Balance at June 30, 2003	$3,071	$—	$446	$3,517

Accrued future rent obligations represents the estimated future rent expense on abandoned excess facilities, net of sublease income, expected to be paid over the next thirty-one months.  Accrued involuntary termination benefits are expected to be paid during 2003.

Amortization of sales and marketing warrants.   Amortization of warrants for the three months ended June 30, 2003, was $13,000, compared to $(41,000) for the same period in the prior year. The increase in amortization of warrants was a result of a decrease during the prior year period in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of warrant expense for the three months ended June 30, 2003, and the remaining warrant expense to be recognized going forward, relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

Amortization of stock-based compensation.   Amortization of stock-based compensation for the three months ended June 30, 2003, was approximately $71,000, compared to $215,000 for the same period in the previous year.

Other income

Other income consists primarily of interest income (expense). Other income for the three months ended June 30, 2003 was approximately $193,000 compared to $339,000 for the same period last year. The decrease was primarily due to a decrease in interest income as a result of lower interest rates and lower average cash balances during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Results of operations for the six months ended June 30, 2003 and 2002:

Revenues

Total revenues.   Total revenues for the six months ended June 30, 2003 decreased 13% from the same period last year, from $74.6 million to $64.7 million. Total revenues for the six months ended June 30, 2003 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

License revenues.   License revenues for the six months ended June 30, 2003 decreased 43% from the same period last year, from $35.3 million to $20.1 million. License revenues for the six months ended June 30, 2003, as a percentage of total revenues were 31%, as compared to 47% for the same period in the previous year. The decrease in license revenues was due primarily to delayed purchasing decision-making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness.

Services revenues.   Services revenues for the six months ended June 30, 2003 increased 2% from the same period in the previous year, from $20.7 million to $21.1 million. Services revenues for the six months ended June 30, 2003 as a percentage of total revenues were 33% as compared to 28% for the same period in the previous year. The small increase in the absolute dollar amount of services revenues was due to consistent demand for our consulting services from our customers in certain industry verticals, including healthcare.

Maintenance revenues.   Maintenance revenues for the six months ended June 30, 2003 increased 27% from the same period in the previous year, from $18.5 million to $23.5 million. Maintenance revenues for the six months ended June 30, 2003 as a percentage of total revenues were 36%, as compared to 25% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues.

Cost of revenues

Cost of license revenues.   Cost of license revenues for the six months ended June 30, 2003 was approximately $821,000, compared to $1,189,000 in the same period in the previous year. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. The decrease was due to a decrease in revenues during the six months ended June 30, 2003 from the sale of our products with third-party embedded or bundled software, as compared to the six months ended June 30, 2002.

Cost of services and maintenance revenues.   Cost of services and maintenance revenues for the six months ended June 30, 2003 increased 7% from the same period in the previous year, from $20.7 million to $22.1 million. Cost of services and maintenance revenues for the six months ended June 30, 2003, as a percentage of total revenues were 34%, as compared to 28% for the same period in the previous year. The increase in the absolute dollar amount was due primarily to an increase in the use of third-party contractors during the first three months of the six months ended June 30, 2003, as compared to the same period in the previous year.

Operating expenses

Research and development expenses.   Research and development expenses for the six months ended June 30, 2003 increased 34% from the same period in the previous year, from $15.8 million to $21.1 million. Research and development expenses as a percentage of total revenues were 33% for the six months ended June 30, 2003 as compared to 21% for the same period in the prior year. The increase in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development of the SeeBeyond ICAN 5.0 version products.

Sales and marketing expenses.   Sales and marketing expenses for the six months ended June 30, 2003 decreased 10% from the same period in the previous year, from $31.6 million to $28.4 million.  Sales and marketing expenses as a percentage of total revenues were 44% for the six months ended June 30, 2003 as compared to 42% for the same period in the prior year. The decrease in the absolute dollar amount of sales and marketing expenses was due primarily to lower headcount and a decrease in promotional and public relations activities, as well as a decrease in sales commissions that resulted from lower license revenues during the six months ended June 30, 2003.

General and administrative expenses.   General and administrative expenses for the six months ended June 30, 2003 increased 2% from the same period in the previous year, from $9.0 million to $9.2 million. General and administrative expenses as a percentage of total revenues were 14% for the six months ended June 30, 2003 as compared to 12% for the same period in the prior year. However, general and administrative expenses for the six months ended June 30, 2003, decreased 4% from the six months ended December 31, 2002, from $9.6 million to $9.2 million. This decease was primarily due to lower headcount during the six months ended June 30, 2003, as compared to the six months ended December 31, 2002.

Restructuring and impairment charges.  During the six months ended December 31, 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $1.8 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with facilities consolidation and headcount reductions.

The headcount reduction of 57 employees was comprised of approximately 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.  The restructuring and impairment charges recorded in the six months ended December 31, 2002 were recorded under EITF No. 94-3. Under EITF No. 94-3 the accrual for future rent obligations recorded in the six months ended December 31, 2002 was made when a commitment to abandon the facilities was reached in December 2002.

During the six months ended June 30, 2003, the Company recorded restructuring and impairment charges totaling $6.4 million, consisting of $1.1 million for employee termination benefits and related costs associated with headcount reductions, $1.0 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $4.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with the facilities consolidation and headcount reductions.

The headcount reduction of 44 employees was comprised of approximately 34% sales and marketing staff, 52% professional services staff and 14% general and administrative staff.  The restructuring and impairment charges recorded in the six months ended June 30, 2003 were recorded under SFAS No. 146.  Under SFAS No. 146 the accrual for future rent obligations recorded in the three months ended June 30, 2003 was recorded when the facilities were abandoned.

These restructuring and impairment charges were recorded to better align the company’s cost structure with changing market conditions.  Accrued future rent obligations were $3.1 million of June 30, 2003 and represent the estimated future rent expense on abandoned excess facilities, net of sublease income, expected to be paid over the next thirty-one months.  Accrued involuntary termination benefits were $446,000 as of June 30, 2003 and are expected to be paid during 2003.

Amortization of sales and marketing warrants.   Amortization of sales and marketing warrants for the six months ended June 30, 2003, was $124,000, compared to $400,000 for the same period in the previous year. The decrease in amortization of sales and marketing warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled during 2002, as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of sales and marketing warrant expense for the six months ended June 30, 2003, and the remaining warrant expense to be recognized going forward, relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

Amortization of stock-based compensation.   Amortization of stock-based compensation for the six months ended June 30, 2003 was approximately $172,000, compared to $480,000 for the same period in the previous year.

Other income

Other income for the six months ended June 30, 2003 was approximately $363,000 compared to $532,000 for the same period last year. The decrease was primarily due to a decrease in interest income as a result of lower interest rates and lower average cash balances during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Liquidity and capital resources

As of June 30, 2003, we had cash and cash equivalents of $80.1 million, a decrease of $14.0 million from $94.1 million held as of December 31, 2002.

Net cash used in operating activities was $8.1 million during the six months ended June 30, 2003, as compared with $3.8 million net cash provided by operating activities in the same period last year. This period over period increase in cash used in operating activities reflects an increase in net loss and decreases in accounts payable, accrued compensation and related expenses and deferred revenue, partially offset by non-cash restructuring and impairment charges and a decrease in accounts receivable.

During the six months ended June 30, 2003, accounts receivable decreased by approximately $12.8 million, primarily due to lower revenues recorded and the timing of receivable collections during the six months ended June 30, 2003 as compared to the six months ended December 31, 2002. The timing of receivable collections and revenue recorded within a given quarter will affect our accounts receivable going forward.

Net cash used in investing activities was $4.7 million during the six months ended June 30, 2003, as compared with $5.3 million in the same period in the previous year. The decrease primarily was due to a decrease in capital expenditures. We expect capital expenditures in the next six months to decrease slightly compared to the last six months.

Net cash used in financing activities was $1.1 million during the six months ended June 30, 2003, as compared with $62.7 million net cash provided by financing activities in the same period in the previous year. This decrease was due primarily to the completion of the secondary public stock offering in February 2002.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and it expires May 31, 2004.  As of June 30, 2003, $7.0 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of June 30, 2003, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at June 30, 2003 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of June 30, 2003, there was approximately $923,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at June 30, 2003 was 4.75%. As of June 30, 2003 the balance outstanding under this Equipment Advance was approximately $3.8 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $1.6 million for the remainder of 2003 and $3.1 million in 2004, based on the total outstanding balance of approximately $4.7 million.

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

We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. During 2001, 2002 and the first six months of 2003, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of June 30, 2003, we had an accumulated deficit of approximately $149.9 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, called our SeeBeyond Integrated Composite Application Network (ICAN) Suite version 5.0, was announced in March 2003 and we currently expect to begin shipping it to customers in the third quarter of 2003. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Our current competitors include vendors offering e-Business application integration and traditional electronic data interchange, or EDI, software products, as well as “in house” information technology departments of potential customers that have developed or may develop systems that provide some or all of the functionality of our Business Integration Suite. We may also encounter competition from major enterprise software developers in the future.

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

Revenues from the sale of products and services outside the United States accounted for 38% of our total revenues for the first six months of 2003 and 33% of our total revenues for the same period in the prior year. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 14% for the six months ending June 30, 2003 and 12% for the same period in the prior year. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

Our Chief Executive Officer, James T. Demetriades beneficially owns approximately 32% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 42% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

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

Item 3 :    Quantitative and Qualitative Disclosure About Market Risk

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

Item 4 .    Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

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

Information with respect to this item is incorporated by reference to Note 7 (“—Legal Proceedings”) of the Notes to the Condensed Consolidated Financial Statements included in this Report on Form 10-Q.

Item 2.	Changes in Securities and Use of Proceeds

(a)	Modification of Constituent Instruments

Not applicable

(b)	Change in Rights

Not applicable

(c)	Changes in Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of SeeBeyond Technology Corporation stockholders was held on May 15, 2003, during which the following two proposals were voted on:

Proposal one:  Election of two Class III Directors for the ensuing three-year term

Directors standing for election:

	For	Withheld Authority To Vote
James T. Demetriades	71,642,314	4,298,002
Raymond J. Lane	70,217,814	5,722,502

Proposal two:  Ratification of the appointment of Ernst & Young LLP as independent auditors

FOR:	71,394,487
AGAINST:	4,529,524
ABSTAIN:	16,305

Item 6.    Exhibits and reports on Form 8-K

(a)                                         Exhibits.

Exhibit No.	Description
3.1(f)	Restated Articles of Incorporation of the Registrant
3.2(f)	Bylaws of the Registrant
4.1(a)	Specimen common stock certificates
10.1(f)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(a)(c)	1998 Stock Plan
10.3(a)(c)	2000 Employee Stock Purchase Plan and form of agreements there under
10.5(a)	Registration Rights Agreement dated May 8, 1998, as amended
10.6(a)	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7(a)	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California

10.8(a)	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.9(b)	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10(b)	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.11(e)	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12(e)	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank-California
10.13(d)	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.14(f)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank—California)
10.15(f)	Second amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank-California
10.16(f)	Lease Agreement dated as of February 24, 2001 between MWB Business Eschange Limited and the Registrant for premises in Berkshire, United Kingdom
10.17(f)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
10.18(g)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
10.19(g)

Sublease Agreement between the Registrant (Tenant) and The Employees Retirement System of The State Of Hawaii (Landlord) and Loopnet (Subtenant) dated April 23, 2002 for premises in Monrovia, California

10.20(g)	Third Amendment to the Loan and Security Agreement dated as of June 30, 2002 between the Registrant and Comerica Bank-California
10.21(h)

Sublease Agreement between the Registrant (Sublessor) and Fidelity National Information Services (Sublessee) and The Employees Retirement System of the State of Hawaii (Lessor) dated December 17, 2002 for premises in Monrovia, California

10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002
10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California
10.25(c)(h)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
10.26(c)(k)	Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.
10.27(c)	Employment Letter Agreement between the Registrant and H. Carvel Moore dated July 21, 2003.
10.28	Fifth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated March 26, 2003
10.29	Sixth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated May 30, 2003
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.
(b)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.

(c)	Denotes a management contract or compensatory plan arrangement.
(d)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(e)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.
(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.
(g)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.
(h)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.
(k)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.

(b)                                        Reports on Form 8-K.

On April 7, 2003, SeeBeyond filed a report on Form 8-K announcing its preliminary first fiscal quarter 2003 financial results.

On April 22, 2003, SeeBeyond filed a report on Form 8-K announcing its first fiscal quarter 2003 financial results.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2003.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA
Barry J. Plaga
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)