Form 10-Q
period 2003-09-30
SEEBEYOND TECHNOLOGY CORP
filed 2003-11-14
CIK 1106842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of November 12, 2003 was 83,510,972.

SeeBeyond Technology Corporation and Subsidiaries

PART I —FINANCIAL INFORMATION

Item 1 . Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$69,730	$94,114
Accounts receivable, net of allowances of $2,541 and $2,539 at September 30, 2003 and December 31, 2002, respectively	28,079	33,550
Prepaid expenses and other current assets	4,760	4,180
Total current assets	102,569	131,844
Property and equipment, net	15,945	22,429
Goodwill	1,391	1,391
Other assets	2,673	1,379
Total assets	$122,578	$157,043
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,024	$11,343
Accrued compensation and related expenses	10,751	11,818
Accrued expenses	8,661	8,891
Deferred revenues	29,241	28,141
Equipment line and advance payable - current portion	3,151	2,988
Capital lease payable - current portion	248	214
Total current liabilities	58,076	63,395
Equipment line and advance payable	773	3,260
Capital lease payable	543	750
Total liabilities	59,392	67,405
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value - 200,000,000 shares authorized; 84,929,657 shares issued and 83,207,655 shares outstanding as of September 30, 2003 and 83,738,243 shares issued and 82,538,243 shares outstanding as of December 31, 2002	8	8
Additional paid-in capital	221,335	219,246
Treasury stock	(3,632)	(2,760)
Deferred stock compensation	(74)	(317)
Accumulated other comprehensive loss	246	(99)
Accumulated deficit	(154,697)	(126,440)
Total stockholders’ equity	63,186	89,638
Total liabilities and stockholders’ equity	$122,578	$157,043

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2003	2002	2003	2002
Revenues:
License	$11,249	$13,427	$31,376	$48,765
Services	9,440	11,825	30,495	32,530
Maintenance	11,667	10,450	35,164	28,959
Total revenues	32,356	35,702	97,035	110,254
Cost of revenues:
License	299	707	1,120	1,896
Services and maintenance revenues (exclusive of stock-based compensation of $6 and $27 and $33 and $103 for the three and nine months ended September 30, 2003 and 2002, respectively.)	10,041	12,054	32,161	32,750
Total cost of revenues	10,340	12,761	33,281	34,646
Gross profit	22,016	22,941	63,754	75,608
Operating expenses:
Research and development (exclusive of stock-based compensation of $12 and $31 and $47 and $117 for the three and nine months ended September 30, 2003 and 2002, respectively.)	10,142	8,980	31,218	24,744
Sales and marketing (exclusive of stock-based compensation of $19 and $98 and $114 and $379 for the three and nine months ended September 30, 2003 and 2002, respectively.)	12,443	17,689	40,883	49,295
General and administrative (exclusive of stock-based compensation of $4 and $13 and $19 and $50 for the three and nine months ended September 30, 2003 and 2002, respectively.)	3,846	4,624	13,071	13,665
Restructuring and impairment charges	—	—	6,386	—
Amortization of sales and marketing warrants	48	(56)	172	344
Amortization of stock-based compensation	41	169	213	649
Total operating expenses	26,520	31,406	91,943	88,697
Loss from operations	(4,504)	(8,465)	(28,189)	(13,089)
Interest and other, net	11	336	374	868
Loss before income tax provision	(4,493)	(8,129)	(27,815)	(12,221)
Provision for income taxes	356	27	442	106
Net loss	$(4,849)	$(8,156)	$(28,257)	$(12,327)

Basic and diluted net loss per share	$(0.06)	$(0.10)	$(0.34)	$(0.15)
Number of shares used in calculating basic and diluted net loss per share	83,065	83,494	82,841	81,861

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(28,257)	$(12,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of fixed assets	(16)	—
Depreciation and amortization	4,406	4,269
Provision for doubtful accounts receivable	82	354
Amortization of sales and marketing warrants	172	344
Amortization of stock-based compensation	213	649
Non-cash restructuring and impairment charges	4,274	—
Changes in assets and liabilities:
Accounts receivable	5,389	6,538
Prepaid expenses and other current assets	(580)	(2,264)
Accounts payable	(3,044)	674
Accrued compensation and related expenses	(1,297)	(2,604)
Deferred revenues	1,100	2,431

Net cash used in operating activities:	(17,558)	(1,936)

Cash flows from investing activities:
Purchases of property and equipment	(4,416)	(7,883)
Payments to acquire companies, net of cash acquired	—	(255)
Related party receivable	—	366
Other	(1,294)	(1,011)

Net cash used in investing activities	(5,710)	(8,783)

Cash flows from financing activities:
Net repayments on bank lines of credit	(2,363)	(543)
Proceeds from issuance of common stock pursuant to public offering, net	—	59,012
Proceeds from issuance of common stock pursuant to employee stock option plan	1,600	3,471
Proceeds from issuance of common stock pursuant to employee stock purchase plan	347	563
Payments for the purchase of common stock	(872)	—
Repayments of capital lease obligation	(173)	—

Net cash (used in) provided by financing activities	(1,461)	62,503

Effect of exchange rate changes on cash and cash equivalents	345	823

Net (decrease) increase in cash and cash equivalents	(24,384)	52,607
Cash and cash equivalents at beginning of the period	94,114	47,039

Cash and cash equivalents at end of the period	$69,730	$99,646

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other interim period, and the Company makes no representations related thereto.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities.  This interpretation applied immediately to variable interest entities created after January 31, 2003.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  In October 2003, the FASB announced that the effective date of FIN 46 would be deferred until the fourth quarter 2003.  The adoption of this interpretation is not expected to have an impact on the Company’s financial statements.

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

Revenues and long-lived assets by geographic area were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
North America	$18,305	$22,066	$58,182	$72,098
Europe	10,898	10,372	29,123	28,869
Pacific Rim	3,153	3,264	9,730	9,287
Total revenues	$32,356	$35,702	$97,035	$110,254

	September 30, 2003	December 31, 2002
Long-lived assets:
North America	$16,306	$22,143
Europe	1,787	2,047
Pacific Rim	1,916	1,009
Total long-lived assets	$20,009	$25,199

No single customer accounted for more than 10% of the Company’s net revenues during the three months or nine months ended September 30, 2003 and 2002.

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

The following table sets forth the components of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,849)	$(8,156)	$(28,257)	$(12,327)
Weighted average outstanding shares of common stock used to compute basic net loss per share	83,065	83,494	82,841	81,861
Dilutive effect of:
Stock warrants	—	—	—	—
Employee stock options	—	—	—	—
Common stock and common stock equivalents	83,065	83,494	82,841	81,861

Net basic and diluted loss per share	$(0.06)	$(0.10)	$(0.34)	$(0.15)

Options to purchase approximately 20,680,000 shares of common stock for the three months and nine months ended September 30, 2003 and options to purchase 19,756,000 shares of common stock for the three months and nine months ended September 30, 2002 were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants to purchase 650,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive for the three months and nine months ended September 30, 2003 and the three months and nine months ended September 30, 2002.

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

The following table sets forth pro forma net loss and pro forma loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(4,849)	$(8,156)	$(28,257)	$(12,327)
Stock-based employee compensation costs, included in net loss, as reported	41	169	213	649
Stock-based employee compensation costs if fair value based method had been applied	(2,845)	(4,071)	(9,522)	(11,552)
Pro forma net loss	$(7,653)	$(12,058)	$(37,566)	$(23,230)
Earnings per share:
Basic and diluted - as reported	$(0.06)	$(0.10)	$(0.34)	$(0.15)
Basic and diluted - pro forma	$(0.09)	$(0.14)	$(0.45)	$(0.28)

Note 7.     Commitments, Contingencies and Debt

Bank Lines of Credit and Equipment Line Payable

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and it expires May 31, 2004.  As of September 30, 2003, $9.4 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of September 30, 2003, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.  The Company was in compliance with all covenants at September 30, 2003.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at September 30, 2003 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of September 30, 2003, there was approximately $760,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The interest rate at September 30, 2003 was 4.75%. As of September 30, 2003 the balance outstanding under this Equipment Advance was approximately $3.1 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $790,000 for the remainder of 2003 and approximately $3.1 million in 2004, based on the total outstanding balance of approximately $3.9 million.

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

Total comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(4,849)	$(8,156)	$(28,257)	$(12,327)
Other comprehensive loss:
Foreign translation adjustment	437	(245)	345	823
Comprehensive loss	$(4,412)	$(8,401)	$(27,912)	$(11,504)

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

Treasury Stock

In July 2003, the Company repurchased 522,002 shares of its common stock at an average price of $2.38 per share.

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

These restructuring and impairment charges were recorded to better align the company’s cost structure with changing market conditions.

The following table sets forth the Company’s accrued restructuring costs as of September 30, 2003 (in thousands).

	Future rent obligations	Asset Impairment	Involuntary termination benefits	Total

Balance at December 31, 2002	$3,100	$—	$870	$3,970
Cash payments	(543)	—	(578)	(1,121)
Balance at March 31, 2003	2,557	—	292	2,849
Restructuring and impairment charges recorded	981	4,274	1,131	6,386
Non-cash write down of leasehold improvements, furniture, computer equipment and software	—	(4,274)	—	(4,274)
Cash payments	(467)	—	(977)	(1,444)
Balance at June 30, 2003	3,071	—	446	3,517
Cash payments	(910)	—	(446)	(1,356)
Balance at September 30, 2003	$2,161	$—	$—	$2,161

Accrued future rent obligations represent the estimated future rent expense on abandoned excess facilities, net of sublease income and is expected to be paid over the next twenty-eight months.

Item 2 .    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were founded in 1989 and sold our first products and services in 1991 under the name “Software Technologies Corporation.” From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/e-Commerce/services, telecommunications, energy services and government. In November 1999 we launched the fourth generation of our product e*Gate 4.0, which introduced a fully distributed, fault tolerant architecture. Through the end of September, 2003 we were shipping an enhanced version of our eBusiness Integration Suite, version 4.5.3 to our customers, and in October 2003 we announced the general availability of our new suite of products, the SeeBeyond Integrated Composite Application Network (“ICAN”) version 5.0.  We incurred significant losses in fiscal years 2001, 2002 and in the first, second and third quarters of fiscal 2003.  As of September 30, 2003, we had an accumulated deficit of approximately $154.7 million.

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

We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales were 40% of total revenues for the nine months ended September 30, 2003 compared to 34% of total revenues for the nine months ended September 30, 2002. We believe that international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect that our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services and maintenance revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and maintenance and support activities, training and out-of-pocket expenses. For the three months and nine months ended September 30, 2003, our gross margin was 97.3% and 96.4%, respectively on our license revenues and 52.4% and 51.0%, respectively on our services and maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license revenues as compared to our services and maintenance revenues. As a result, our overall gross margin depends significantly on our revenue mix.

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

In March 2001, we entered into a four-year co-marketing agreement with General Motors Corporation (“GMC”) and issued GMC a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. As a result of the December 2001 private placement of 2,574,298 shares of our common stock, the exercise price of this warrant was adjusted to $5.83 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. As of September 30, 2003, a total of 587,500 shares subject to the warrant were vested. We recognized amortization of approximately $48,000 and $172,000 for the three months ended September 30, 2003 and 2002, respectively and $(56,000) and $344,000 for the nine months ended 2003 and 2002, respectively. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for GMC to make future product purchases from us.

In connection with stock option grants to our employees, we have recorded deferred stock compensation totaling $8.5 million through December 31, 2000, of which approximately $68,000 remains to be amortized as of September 30, 2003. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders’ equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $41,000 and $213,000 for the three months ended September 30, 2003 and 2002, respectively and  $169,000 and $649,000 for the nine months ended September 30, 2003 and 2002, respectively. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

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

Allowance for doubtful accounts.  We maintain allowances for doubtful accounts based on our analyses of the likelihood that our customers will not pay us all the money they owe. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all our customers we perform analyses, which include a review of their credit profiles, the terms and conditions of the contracts with our customers, and the current economic trends and payment history. We reassess these allowances each accounting period. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our income statement.

Accounting for income taxes.  We record a valuation allowance to reduce our deferred tax assets by an estimated amount of tax benefits we estimate, which is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance against. As of September 30, 2003, a valuation allowance equal to the value of the deferred tax assets was maintained.  In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	35%	38%	33%	44%
Services	29	33	31	30
Maintenance	36	29	36	26
Total revenues	100	100	100	100
Cost of revenues:
License	1	2	1	2
Services and maintenance	31	34	33	29
Total cost of revenues	32	36	34	31
Gross profit	68	64	66	69
Operating expenses:
Research and development	31	25	32	22
Sales and marketing	39	51	42	45
General and administrative	12	12	14	12
Restructuring charge	—	—	7	—
Amortization of sales and marketing warrants	—	—	—	—
Amortization of stock-based compensation	—	—	—	1
Total operating expenses	82	88	95	80
Loss from operations	(14)	(24)	(29)	(11)
Interest and other, net	—	1	—	—
Loss before income tax provision	(14)	(23)	(29)	(11)
Provision for income taxes	1	—	—	—
Net loss	(15)%	(23)%	(29)%	(11)%

Results of operations for the three months ended September 30, 2003 and 2002:

Revenues

Total revenues.  Total revenues for the three months ended September 30, 2003 decreased 9% from the same period last year, from $35.7 million to $32.4 million. Total revenues for the three months ended September 30, 2003 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision-making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness and in part resulting from our customers delaying the decision to purchase from us because of the upcoming release of our new SeeBeyond ICAN suite of products which was made generally available in October 2003.

License revenues.  License revenues for the three months ended September 30, 2003, decreased 16% from the same period last year, from $13.4 million to $11.2 million. License revenues for the three months ended September 30, 2003 as a percentage of total revenues were 35%, as compared to 38% for the same period in the previous year. The decreases in license revenues were due primarily to delayed purchasing decision-making by our customers due to cost-cutting pressures, reduced capital spending budgets and general economic weakness and in part resulting from our customers delaying the decision to purchase from us because of the upcoming release of our new SeeBeyond ICAN suite of products which was made generally available in October 2003.

Services revenues.  Services revenues for the three months ended September 30, 2003, decreased 20% from the same period last year, from $11.8 million to $9.4 million. Services revenues for the three months ended September 30, 2003 as a percentage of total revenues were 29% as compared to 33% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was due to lower demand for our consulting services from our customers, in part resulting from our customers delaying the decision to purchase consulting services from us because of the upcoming release of our new SeeBeyond ICAN suite of products which was made generally available in October 2003.

Maintenance revenues.  Maintenance revenues for the three months ended September 30, 2003 increased 11% from the same period last year, from $10.5 million to $11.7 million. Maintenance revenues for the three months ended September 30, 2003, as a percentage of total revenues were 36%, as compared to 29% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues.

Cost of revenues

Cost of license revenues.  Cost of license revenues for the three months ended September 30, 2003 was approximately $299,000, compared to $707,000 in the same period in the previous year. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. The decrease was due to a corresponding decrease in revenues during the three months ended September 30, 2003 from the sale of our products with third-party embedded or bundled software, as compared to the three months ended September 30, 2002.

Cost of services and maintenance revenues.  Cost of services and maintenance revenues for the three months ended September 30, 2003 decreased 17% from the same period in the previous year, from $12.1 million to $10.0 million. Cost of services and maintenance revenues for the three months ended September 30, 2003 as a percentage of total revenues were 31%, as compared to 34% for the same period in the previous year. The decrease in the absolute dollar amount was due primarily to a decrease in the use of third-party contractors during the three months ended September 30, 2003, as compared to the same period in the previous year. We expect that cost of services and maintenance revenues will increase slightly in absolute dollars during the fourth quarter of 2003.

Operating expenses

Research and development expenses.  Research and development expenses for the three months ended September 30, 2003 increased 12% from the same period in the previous year, from $9.0 million to $10.1 million. Research and development expenses as a percentage of total revenues were 31% for the quarter ended June 30, 2003 as compared to 25% for the same period in the prior year. The increase in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development of the SeeBeyond ICAN version 5.0 products. We anticipate that research and development expenses will remain flat as we transition our product development efforts to new products due to the completion of ICAN 5.0.

Sales and marketing expenses.  Sales and marketing expenses for the three months ended September 30, 2003 decreased 30% from the same period in the previous year, from $17.7 million to $12.4 million.  Sales and marketing expenses as a percentage of total revenues were 39% for the quarter ended September 30, 2003 as compared to 51% for the same period in the prior year. The decrease in the absolute dollar amount of sales and marketing expenses was due primarily to lower headcount and a decrease in promotional and public relations activities, as well as a decrease in sales commissions that resulted from lower license revenues during the three months ended September 30, 2003.  We anticipate our sales and marketing expenses to increase in absolute dollars during Q4 due to our annual Horizons user conference and the addition of our new sales headcount.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2003 decreased 17% from the same period in the previous year, from $4.6 million to $3.8 million. General and administrative expenses as a percentage of total revenues were 12% for the quarter ended September 30, 2003 as compared to 12% for the same period in the prior year. The decrease in the absolute dollar amount of general and administrative expenses was due primarily to lower headcount during the quarter ended September 30, 2003, as compared to the same period in the previous year. We anticipate general and administrative expenses increase slightly in absolute dollars during the fourth quarter of 2003.

Amortization of sales and marketing warrants.  Amortization of warrants for the three months ended September 30, 2003, was $48,000, compared to $(56,000) for the same period in the prior year. The increase in amortization of warrants was a result of a decrease during the prior year period in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of warrant expense for the three months ended September 30, 2003, and the remaining warrant expense to be recognized going forward, relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

Amortization of stock-based compensation.  Amortization of stock-based compensation for the three months ended September 30, 2003, was approximately $41,000, compared to $169,000 for the same period in the previous year.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest earned on cash balances, interest paid and accrued on our equipment lines, foreign currency gains and losses and other miscellaneous income and expense items. Interest and other income (expense), net for the three months ended September 30, 2003 was approximately $11,000 compared to $336,000 for the same period last year. The decrease was due to a decrease in interest income as a result of lower interest rates and lower average cash balances during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, as well as foreign exchange losses in some of our international subsidiaries.

Results of operations for the nine months ended September 30, 2003 and 2002:

Revenues

Total revenues.  Total revenues for the nine months ended September 30, 2003 decreased 12% from the same period last year, from $110.3 million to $97.0 million. Total revenues for the nine months ended September 30, 2003 decreased primarily due to the decrease in license revenues as a result of delayed purchasing decision-making by our customers due to cost-cutting pressures, reduced capital spending budgets, general economic weakness and in part resulting from our customers delaying the decision to purchase from us because of the upcoming release of our new SeeBeyond ICAN suite of products which was made generally available in October 2003.

License revenues.  License revenues for the nine months ended September 30, 2003 decreased 36% from the same period last year, from $48.8 million to $31.4 million. License revenues for the nine months ended September 30, 2003, as a percentage of total revenues were 33%, as compared to 44% for the same period in the previous year. The decrease in license revenues was due primarily to delayed purchasing decision-making by our customers due to cost-cutting pressures, reduced capital spending budgets, general economic weakness and in part resulting from our customers delaying the decision to purchase from us because of the upcoming release of our new SeeBeyond ICAN suite of products which was made generally available in October 2003.

Services revenues.  Services revenues for the nine months ended September 30, 2003 decreased 6% from the same period in the previous year, from $32.5 million to $30.5 million. Services revenues for the nine months ended September 30, 2003 as a percentage of total revenues were 31% as compared to 30% for the same period in the previous year. The decrease in the absolute dollar amount of services revenues was due to lower demand for our consulting services from our customers, in part resulting from our customers delaying the decision to purchase consulting services from us because of the upcoming release of our new SeeBeyond ICAN suite of products which was made generally available in October 2003.

Maintenance revenues.  Maintenance revenues for the nine months ended September 30, 2003 increased 21% from the same period in the previous year, from $29.0 million to $35.2 million. Maintenance revenues for the nine months ended September 30, 2003 as a percentage of total revenues were 36%, as compared to 26% for the same period in the previous year. The increase in the absolute dollar amount of maintenance revenues was due primarily to the renewals of prior period maintenance contacts associated with the increase in our cumulative license revenues.

Cost of revenues

Cost of license revenues.  Cost of license revenues for the nine months ended September 30, 2003 was approximately $1.1 million, compared to $1.9 million in the same period in the previous year. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. The decrease was due to a decrease in revenues during the nine months ended September 30, 2003 from the sale of our products with third-party embedded or bundled software, as compared to the nine months ended September 30, 2002.

Cost of services and maintenance revenues.  Cost of services and maintenance revenues for the nine months ended September 30, 2003 decreased 2% from the same period in the previous year, from $32.8 million to $32.2 million. Cost of services and maintenance revenues for the nine months ended September 30, 2003, as a percentage of total revenues were 33%, as compared to 29% for the same period in the previous year The decrease in the absolute dollar amount was due primarily to a decrease in the use of third-party contractors during the nine months ended September 30, 2003, as compared to the same period in the previous year. We expect that cost of services and maintenance revenues will increase slightly in absolute dollars during the fourth quarter of 2003.

Operating expenses

Research and development expenses.  Research and development expenses for the nine months ended September 30, 2003 increased 26% from the same period in the previous year, from $24.7 million to $31.2 million. Research and development expenses as a percentage of total revenues were 32% for the nine months ended September 30, 2003 as compared to 22% for the same period in the prior year. The increase in research and development expenses was due primarily to the increase in the number of software developers and quality assurance personnel to support our product development, documentation and testing activities related to the development of the SeeBeyond ICAN 5.0 version products.

Sales and marketing expenses.  Sales and marketing expenses for the nine months ended September 30, 2003 decreased 17% from the same period in the previous year, from $49.3 million to $40.9 million.  Sales and marketing expenses as a percentage of total revenues were 42% for the nine months ended September 30, 2003 as compared to 45% for the same period in the prior year. The decrease in the absolute dollar amount of sales and marketing expenses was due primarily to lower headcount and a decrease in promotional and public relations activities, as well as a decrease in sales commissions that resulted from lower license revenues during the nine months ended September 30, 2003.

General and administrative expenses.  General and administrative expenses for the nine months ended September 30, 2003 decreased 4% from the same period in the previous year, from $13.7 million to $13.1 million. General and administrative expenses as a percentage of total revenues were 14% for the nine months ended September 30, 2003 as compared to 12% for the same period in the prior year. This decease in the absolute dollar amount of general and administrative expenses was primarily due to lower headcount during the nine months ended September 30, 2003, as compared to the same period in 2002.

Restructuring and impairment charges.  Restructuring and impairment charges for the nine months ended September 30, 2003, was $6.4 million, compared to $0 for the same period in the previous year.  During the six months ended December 31, 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $2.1 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $1.8 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with facilities consolidation and headcount reductions.

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

During the nine months ended September 30, 2003, the Company recorded restructuring and impairment charges totaling $6.4 million, consisting of $1.1 million for employee termination benefits and related costs associated with headcount reductions, $1.0 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $4.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with the facilities consolidation and headcount reductions.

The headcount reduction of 44 employees was comprised of approximately 34% sales and marketing staff, 52% professional services staff and 14% general and administrative staff.  The restructuring and impairment charges recorded in the nine months ended September 30, 2003 were recorded under SFAS No. 146.  Under SFAS No. 146 the accrual for future rent obligations recorded in the nine months ended September 30, 2003 was recorded when the facilities were abandoned.

These restructuring and impairment charges were recorded to better align the company’s cost structure with changing market conditions.

	Future rent obligations	Asset Impairment	Involuntary termination benefits	Total

Balance at December 31, 2002	$3,100	$—	$870	$3,970
Cash payments	(543)	—	(578)	(1,121)
Balance at March 31, 2003	2,557	—	292	2,849
Restructuring and impairment charges recorded	981	4,274	1,131	6,386
Non-cash write down of leasehold improvements, furniture, computer equipment and software	—	(4,274)	—	(4,274)
Cash payments	(467)	—	(977)	(1,444)
Balance at June 30, 2003	3,071	—	446	3,517
Cash payments	(910)	—	(446)	(1,356)
Balance at September 30, 2003	$2,161	$—	$—	$2,161

Accrued future rent obligations represent the estimated future rent expense on abandoned excess facilities, net of sublease income and is expected to be paid over the next twenty-eight months.

Amortization of sales and marketing warrants.  Amortization of sales and marketing warrants for the nine months ended September 30, 2003, was $172,000, compared to $344,000 for the same period in the previous year. The decrease in amortization of sales and marketing warrants was a result of warrants issued to strategic alliance partners being fully amortized or cancelled during 2002, as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of sales and marketing warrant expense for the nine months ended September 30, 2003, and the remaining warrant expense to be recognized going forward, relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant is subject to fluctuation based on the value of our stock.

Amortization of stock-based compensation.  Amortization of stock-based compensation for the nine months ended September 30, 2003 was approximately $213,000, compared to $649,000 for the same period in the previous year.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest earned on cash balances, interest paid and accrued on our equipment lines, foreign currency gains and losses and other miscellaneous income and expense items. Interest and other income (expense), net for the nine months ended September 30, 2003 was approximately $374,000 compared to $868,000 for the same period last year. The decrease was due to a decrease in interest income as a result of lower interest rates and lower average cash balances during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, as well as foreign exchange losses in some of our international subsidiaries.

Liquidity and capital resources

As of September 30, 2003, we had cash and cash equivalents of $69.7 million, a decrease of $24.4 million from $94.1 million held as of December 31, 2002.

Net cash used in operating activities was $17.6 million during the nine months ended September 30, 2003, as compared with $1.9 million in the same period in the previous year. This period over period increase in cash used in operating activities reflects an increase in net loss and decreases in accounts payable and accrued compensation and related expenses, partially offset by non-cash restructuring and impairment charges and a decrease in accounts receivable.

During the nine months ended September 30, 2003, accounts receivable decreased by approximately $5.4 million, primarily due to lower revenues recorded and the timing of receivable collections during the nine months ended September 30, 2003. The timing of receivable collections and revenue recorded within a given quarter or period will affect our accounts receivable going forward.

Net cash used in investing activities was $5.7 million during the nine months ended September 30, 2003, as compared with $8.8 million in the same period in the previous year. The decrease primarily was due to a decrease in capital expenditures. We expect capital expenditures in the next three months to remain flat compared to the previous three months.

Net cash used in financing activities was $1.5 million during the nine months ended September 30, 2003, as compared with $62.5 million net cash provided by financing activities in the same period in the previous year. This decrease was due primarily to the completion of the secondary public stock offering in February 2002.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and it expires May 31, 2004.  As of September 30, 2003, $9.4 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of September 30, 2003, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at September 30, 2003 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of September 30, 2003, there was approximately $760,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at September 30, 2003 was 4.75%. As of September 30, 2003 the balance outstanding under this Equipment Advance was approximately $3.1 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $790,000 for the remainder of 2003 and $3.1 million in 2004, based on the total outstanding balance of approximately $3.9 million.

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

We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. During 2001, 2002 and the first three quarters of 2003, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance that the level of spending on information technology in general, or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of September 30, 2003, we had an accumulated deficit of approximately $154.7 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, called our SeeBeyond Integrated Composite Application Network (ICAN) Suite version 5.0, was announced in March 2003 and we announced its general availability in October of 2003. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

Revenues from the sale of products and services outside the United States accounted for 40% of our total revenues for the first nine months of 2003 and 34% of our total revenues for the same period in the prior year. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 13% for the nine months ending September 30, 2003 and 13% for the same period in the prior year. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

We depend on the continued service of our key technical, sales and senior management personnel, including our founder and Chief Executive Officer, James T. Demetriades. Most of these persons are not bound by an employment agreement, and we do not maintain key person life insurance on any of these persons, other than Mr. Demetriades. The loss of any of our senior management or other key product development or sales and marketing personnel could adversely affect our future operating results. In addition, we must attract, retain and motivate highly skilled employees, including sales personnel and software engineers. We face significant competition for individuals with the skills required to develop, market and support our products and services. We may not be able to recruit and retain sufficient numbers of these highly skilled employees. If we fail to do so, our ability to compete will be significantly harmed.  Furthermore, we have recently hired a number of senior executives, including Carv Moore, President and Chief Operating Officer, Thor Culverhouse, Senior Vice President - North American Sales, Mike Mansbach, Senior Vice President - Marketing, and Ross Altman, Chief Technology Officer.  If we cannot effectively integrate these key management employees into our existing operations, our business could suffer and our ability to compete could be harmed.

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

Our Chief Executive Officer, James T. Demetriades beneficially owns approximately 32% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 41% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

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

Item 2.	Changes in Securities and Use of Proceeds

(a)	Modification of Constituent Instruments
Not applicable
(b)	Change in Rights
Not applicable
(c)	Changes in Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.    Exhibits and reports on Form 8-K

(a)                                          Exhibits.

Exhibit No.	Description

3.1(f)	Restated Articles of Incorporation of the Registrant

3.2(f)	Bylaws of the Registrant

4.1(a)	Specimen common stock certificates

10.1(f)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2(a)(c)	1998 Stock Plan

10.3(a)(c)	2000 Employee Stock Purchase Plan and form of agreements there under

10.5(a)	Registration Rights Agreement dated May 8, 1998, as amended

10.6(a)	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California

10.7(a)	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California

10.8(a)	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California

10.9(b)	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California

10.10(b)	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York

10.11(e)	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California

10.12(e)	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank-California

10.13(d)	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation

10.14(f)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank-California)

10.15(f)	Second amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank-California

10.16(f)	Lease Agreement dated as of February 24, 2001 between MWB Business Eschange Limited and the Registrant for premises in Berkshire, United Kingdom

10.17(f)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia

10.18(g)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California

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

10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002

10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002

10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California

10.25(c)(h)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001

10.26(c)(k)	Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.

10.27(c)(l)	Employment Letter Agreement between the Registrant and H. Carvel Moore dated July 21, 2003.

10.28(l)	Fifth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated March 26, 2003

10.29(l)	Sixth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated May 30, 2003

10.30(c)	Employment Letter Agreement between the Registrant and Thor Culverhouse dated September 8, 2003.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.

(b)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.

(c)	Denotes a management contract or compensatory plan arrangement.

(d)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.

(e)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.

(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.

(g)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(h)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(k)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.

(l)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.

(b)                                         Reports on Form 8-K.

On July 7, 2003, SeeBeyond filed a report on Form 8-K furnishing the press release that announced its preliminary second fiscal quarter 2003 financial results.

On July 23, 2003, SeeBeyond filed a report on Form 8-K furnishing the press release that announced its second fiscal quarter 2003 financial results.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2003.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA
Barry J. Plaga
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)