Form 10-K
period 2003-12-31
SEEBEYOND TECHNOLOGY CORP
filed 2004-03-11
CIK 1106842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☒    No ☐

        As of March 9, 2004 there were 84,402,757 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market as of June 30, 2003) was approximately 91,361,972 Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

DOCUMENT INCORPORATED BY REFERENCE

        Certain sections of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on June 3, 2004 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SEEBEYOND TECHNOLOGY CORPORATION
For the Fiscal Year Ended December 31, 2003

FORWARD LOOKING STATEMENTS

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

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations.

Trademarks

        SeeBeyond, the SeeBeyond logo, SeeBeyond Technology Corporation, e*Gate, e*Way, AppSolut, DataDental, STC, PROVEN RETURN ON INTEGRATION, DataLoad, STC and Design, DataGate, SeeBeyond E*Xchange, and E*Xchange are registered trademarks of SeeBeyond Technology Corporation in the United States and/or select foreign countries; and eInsight, eXchange, SeeBeyond eIndex Global Identifier, SeeBeyond eVision Studio, SeeBeyond eView Studio, SeeBeyond eBAM Studio, SeeBeyond ePortal Composer, SeeBeyond eGate Integrator, SeeBeyond eWay Intelligent Adapters, SeeBeyond eTL Integrator, SeeBeyond eInsight Orchestrator, SeeBeyond eXchange Integrator, and SeeBeyond eXpressway Integrator, SeeBeyond Integrated Composite Application Network (ICAN) are all trademarks of SeeBeyond Technology Corporation. The absence of a trademark from this list does not constitute a waiver of SeeBeyond Technology Corporation's intellectual property rights concerning that trademark. This document may contain references to other companies, brand and product names. These companies, brand and product names are used herein for identification purposes only and may be the trademarks of their respective owners.

PART I

Item 1: Business

Overview

        SeeBeyond Technology Corporation (the "Company" or "SeeBeyond") is a leading provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. We believe we offer the only comprehensive business integration solution in our industry, architected from a single, internally developed software code base, encompassing application-to-application integration, business-to-business integration, business process management along with integrated human work flow, portal, ETL and business activity monitoring capabilities. The SeeBeyond® Integrated Composite Application Network ("ICAN") Suite 5.0 builds upon more than thirteen years of continuous development of business integration solutions within and among enterprises. As of December 31, 2003, we had licensed our products to over 1,880 customers worldwide.

        Today's business and economic environment presents organizations with a wide range of challenges. Competitive pressures, macroeconomic volatility, corporate mergers and acquisitions, the ubiquity of the Internet, shortened development and production cycles, shifting supplier relationships and diverse customer demands are forcing organizations to adapt in numerous ways to lower costs and increase revenue. In response, most organizations have implemented aggressive e-Business initiatives, whereby business transactions and relationships are conducted electronically among enterprises. These e-Business initiatives have been adopted in an attempt to operate more efficiently and communicate better with suppliers, customers and partners. To this end, organizations have made significant investments in a range of custom and packaged software applications such as Enterprise Resource Planning ("ERP"), Supply Chain Management ("SCM"), Customer Relationship Management ("CRM"), decision support and e-Commerce technologies. However, these applications generally were not designed to interact with each other, and the proliferation of these diverse technologies has resulted in highly disconnected and disparate information technology infrastructures. These diverse systems and applications often reside on different hardware platforms with varying and incompatible data formats and communication methods. As a result, information remains trapped within isolated systems. To enable truly automated business processes, these isolated systems must be seamlessly integrated. As organizations seek enhanced profitability, integration solutions that enable dynamic and real-time connections across systems, applications and enterprises, and allow for the automation and active management of business processes, known as business process management, have become critical.

        Organizations have historically tried to bridge disparate systems and applications through in-house or third-party custom development of point-to-point interfaces. This approach is no longer viable for many organizations given the large and growing number of applications and the cost, time and resources required to create and maintain integration in a rapidly changing environment. Additionally, when large numbers of applications and systems are linked through point-to-point interfaces, organizations can find it difficult to respond quickly to business changes. Integrating with external systems—including those of its suppliers, customers and partners—presents an additional challenge that requires expertise in Internet technologies and a solution that is reliable, secure, centrally managed and scalable to a very large number of disparate users.

        The integration demands of e-Business present major technical challenges. In an attempt to address these challenges, organizations have implemented various ERP, e-Business Application Integration ("eAI"), and Electronic Data Interchange ("EDI"), technologies. However, these solutions each have their own limitations in terms of time-to-market, cost, performance or flexibility, and no one approach fully addresses the entire e-Business integration challenge.

        We have developed a comprehensive solution for business integration, enabling the seamless flow of information across systems, applications and enterprises in real-time on a global basis. The SeeBeyond ICAN Suite 5.0 provides organizations with a flexible and easily configurable software platform to connect applications and systems within an organization and among geographically dispersed enterprises, allowing for continuous and reliable information exchange to meet today's fast-paced business demands. In contrast to other eAI approaches, we are the only provider in our industry of a comprehensive solution for business integration where all key integration technologies, including application-to-application, business-to-business, business process management, human work flow, portal, ETL, and business activity monitoring are seamlessly integrated. Because we have architected all of our products from a single, internally-developed code base, our solutions are fully integrated to deliver faster time-to-market, improved performance and higher reliability for our customers.

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

        Our solution provides business benefits in such areas as: single customer or single patient view; multi-channel/multi-product application integration; real-time stock management and vendor-managed inventory. In addition our products allow organizations to unite their IT infrastructure (rather than continually adding to it) in a gradual, controlled way that is not disruptive to an organization's core business processes. To help our customers achieve this end, our products are designed for rapid deployment, enterprise scalability, operational efficiency and are designed to be open, standards-based and portable.

        Our objective is to provide the leading business integration solution to manage the real-time, seamless flow of information across an enterprise and among customers, suppliers and partners. Our strategy for achieving this objective includes providing a comprehensive integrated suite of products and services which has been organically developed on one code base, capitalizing on our integrated solutions and technology leadership, enhancing our presence in targeted vertical markets such as financial services/insurance, manufacturing, healthcare, telecommunications/energy/utilities, government and retail, becoming the preferred integration standard for large global entities and continuing to enhance our existing product lines, as well as develop new product offerings.

Products

        We have been an innovator in enterprise integration solutions since 1989, introducing our first commercial product in 1991. We believe our SeeBeyond (ICAN™) Suite 5.0, released in October 2003, is the most usable, scalable and open platform for developing, executing and managing end-to-end integrated business processes as composite applications. The SeeBeyond ICAN Suite 5.0 provides a process-driven integration platform that is completely unified, extremely scalable and fully open with support for leading industry standards, technologies, architectures and programming languages to connect applications, systems and processes. Additionally, the SeeBeyond ICAN Suite 5.0 represents the next generation of open integration bringing Application-to-Application ("A2A") integration, Business-to-Business ("B2B") integration, and Business Process Management ("BPM") together with Web services, System-Oriented Architecture ("SOA"), Java 2 Enterprise Edition ("J2EE") Application Servers, Extract, Transform and Load ("ETL") capabilities, Business Activity Monitoring ("BAM") capabilities, Data Quality Management, Composite View Generation, Indexing, Workflow and Portals.

        The SeeBeyond ICAN Suite 5.0 is comprised of the following components:

        eGate™ Integrator 5.0 provides a J2EE compliant and Web services-based distributed integration platform for application connectivity, data transformation, and guaranteed transactions and messaging.

        eInsight™ Business Process Manager 5.0 automates and orchestrates complex business processes and workflows that span Web services, systems, people, and companies.

        eInsight™ Enterprise Service Bus is a rapidly implemented, limited edition version of eInsight BPM natively utilizing BPEL4WS (a.k.a. WS-BPEL) and UDDI to coordinate enterprise Web services.

        eVision™ Studio 5.0 creates composite Web applications to provide end users with rapid access to business processes and backend systems.

        ePortal™ Composer 5.0 aggregates, personalizes and manages access to composite applications for end users.

        eTL™ Integrator 5.0 provides extraction, transformation and loading services for bulk data between files and databases.

        eXchange™ Integrator 5.0 automates B2B interactions through Web-based trading partner and protocol management, message handling, message tracking and security.

        eView™ Studio 5.0 generates tailored single-view applications that cleanse, match and index data to enable a single view of data entities such as businesses, persons and products across the enterprise.

        eIndex™ Global Identifier 5.0 is an Enterprise Master Patient Index ("EMPI") solution. eIndex creates a cross-reference of patient information kept current by rules that healthcare organizations define to identify, match and update patient data originating from multiple source applications.

        eBAM™ Studio 5.0 generates tailored Business Activity Monitoring applications with executive dashboards that track key performance indicators and provide exception alerting and management for proactive business actions.

        eWay™ Intelligent Adapters 5.0 accelerate Integration with Web services enabled, JCA-based connectivity. We provide over 80 packaged eWay™ intelligent adapters that expose JCA and Web services compliant interfaces for the purpose of application / business integration.

Professional Services

        Our customers typically purchase consulting services from us to support their implementation activities. We offer professional services with the initial deployment of our product, as well as on an ongoing basis to address continuing customer needs. Our consulting services range from architectural planning to complete development and deployment of our products. In each case, these services are tailored to meet each customer's needs. Our professional services organization also provides comprehensive education at our new, state-of-the-art training facility, as well as on-site courses for both customers and partners. Many of our professional services employees have advanced degrees and/or substantial industry experience in systems architecture and design. We expect the number of service professionals and the scope of the services we offer will increase as we continue to address the expanding enterprise infrastructure needs of large organizations.

Sales, Alliances and Marketing

  Sales

        We license our products and sell our services primarily through our direct sales organization, complemented by the selling and support efforts of systems integrators and our relationships with independent software vendors. In the United States, we maintain sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas, Atlanta, Boston, and Washington DC. In Europe, we maintain sales offices in Belgium, Denmark, France, Germany, Italy, The Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region we have sales offices in Australia, Japan, Korea, New Zealand and Singapore. Our direct sales force works closely with our professional services organization, which provides pre-sales support to potential customers on product information and deployment capabilities. Sales to customers outside North America totaled $57.1 million for the year ended December 31, 2003. For a geographic breakdown of our revenue and long-lived assets, see Note 3 to our consolidated financial statement included elsewhere in this report.

        Our sales process requires our sales professionals work closely with targeted customers to identify both the business as well as the technical value derived from a real-time information network. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address the customer's specific needs and highlight the potential business and financial benefits. The length of our sales cycle generally ranges from 90 to 180 days, depending on the customer's industry and the size of the project.

  Alliances

        To promote additional market penetration of our products, we have established strategic alliances with several of the largest independent systems integrators, including Accenture, Cap Gemini Ernst & Young, Computer Sciences Corporation, Braxton (formerly Deloitte Consulting), Electronic Data Systems Corporation and First Consulting Group. In addition to these strategic alliances, we also have relationships with other systems integrators, including Booz-Allen & Hamilton and BearingPoint (formerly KPMG Consulting). We also maintain close relationships with several leading independent software vendors and technology providers, including Hewlett Packard, Retek and Siebel Systems. Our alliances with system integrators and technology vendors position us as a preferred business integration software provider. We believe these alliances have enabled us to increase market awareness of our products and increase sales.

        Through our global software partner program, we license our technology to leading independent software vendors, so we can embed components of the SeeBeyond ICAN Suite 5.0 into their products on a limited basis for seamless integration with specific applications. These relationships allow these companies to resell our products to their customers worldwide and provide our sales force opportunities to cross-sell additional SeeBeyond products and services to these same customers. We have OEM and reseller agreements with a number of software vendors, including Siebel Systems and Retek.

  Marketing

        Our marketing efforts are focused on creating awareness of our products and their applications, and identifying and educating partners as well as potential customers on both the business value as well as the technical value to be gained from a real-time information network, thereby generating new sales opportunities. We will continue to invest to increase awareness of the SeeBeyond ICAN Suite 5.0 as a comprehensive solution for business integration. Our marketing activities include advertising, direct mail, seminars, customer marketing, tradeshows and industry conferences. We also have a public relations program focused on the trade, financial and business press as well as industry analysts.

Product Development

        We began developing our products in 1989, introducing our first commercial product in 1991. Our entire product suite has been developed internally, or organically, without acquisitions of companies or externally developed technologies. We expect most of our enhancements to existing products and the development of new products will be developed internally. However, we will continue to evaluate on an on-going basis the potential acquisition of externally developed products or technologies and their integration into our existing product offerings.

Customer Service and Support

        We provide "Follow the Sun" support for all of our products on a global basis 24 hours a day, seven days a week. Our support centers are located in California and the United Kingdom. Each of these support centers tracks support incidents on one global IT system, providing a consistent level of service worldwide. Customers have the option to log, track and update their service and support inquiries electronically, via the web, telephone, or a combination of both. Our customer service group handles incoming calls, shipping requests, call logging, maintaining customer information and responding to basic product questions. Our technical support/engineering group is responsible for all technical incidents until resolution and is responsible for meeting targeted response times and providing regular updates. We provide customers Escalation Management with a dedicated resource to assure continuity through any escalation. We have developed several new programs for Go-live, Major Accounts, and Vertical Support. Our Technical Assistance Group ("TAG") provides emergency on site support within the United States. Our technical support/engineering group coordinates with our product development group for product maintenance.

Competition

        The market for our products is intensely competitive, evolving, and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and increase operating losses.

        We face competition from other vendors offering integration and eAI software products. These vendors include IBM, Microsoft, Tibco Software Inc., Vitria Technology Inc. and webMethods Inc. We believe none of these companies has a suite of integration products as complete as ours, but BEA, IBM and Microsoft offer products outside our segment and routinely bundle such products with EAI components. In the future, some of these companies may expand their products to enhance their functionality to provide a solution more similar to ours. "In house" information technology departments of potential customers have developed or may develop systems that provide for some of the functionality of the SeeBeyond ICAN Suite 5.0. In particular, it can be difficult to sell our products to a potential customer whose internal development group has already made large investments in and progress towards completion of systems our product is intended to replace. We also face competition from major enterprise software developers including Oracle, PeopleSoft, SAP and Siebel, whose software applications perform some limited functionality similar to our solution.

        Many of our existing and potential competitors have more resources, broader customer relationships and more established brands than ours. Additionally, many of these competitors have extensive knowledge of the integration industry. Some of our competitors have established or may establish cooperative relationships among themselves or with third parties to offer a single solution and increase the ability of their products to address customer needs.

        We believe the principal competitive factors affecting the market for its products and services include product functionality and features, product price and performance, ease of implementation, market awareness, quality of professional services offerings, acceptance of product or vendor by leading system integrators, quality of customer support services, quality of training and documentation and vendor and product reputation. Although we believe our solutions generally compete favorably with respect to these factors, the market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

Intellectual Property and Proprietary Rights

        Our success is dependent upon the technological and creative skills of our personnel in developing and enhancing our software products, as well as our ability to protect the related proprietary technology and intellectual proprietary rights. We rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws to accomplish these goals. We do not currently hold any issued or registered patents. We have filed ten patent applications that are pending in the United States. We cannot be certain a patent will be issued from any patent application submitted. Moreover, we may not be able to develop proprietary products or technologies that are patentable, that any patent issued to us will provide us with any competitive advantages, or that the patents of others will not seriously harm our ability to do business.

        We license our products pursuant to license agreements that prohibit reverse engineering or de-compilation of our software, impose restrictions on the licensee's ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. In addition, we take measures to avoid disclosure of our trade secrets, including but not limited to requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us which define the unauthorized uses and disclosures of our trade secrets and other proprietary materials and information. Additionally, we restrict access to our source code.

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

        Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information we regard as proprietary. Accordingly we cannot be certain we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our product is difficult and expensive litigation may be necessary in the future to enforce and defend our intellectual property rights.

        Although we do not believe our products infringe the proprietary rights of third parties and are not aware of any currently pending claims our products infringe upon the proprietary rights of third parties, it is possible third parties will claim we have infringed on their current or future products. Any claims, with or without merit, could be time-consuming, result in costly litigation, prevent product shipment, cause delays or require us to enter into royalty or licensing agreements, any of which could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business. In the event a product infringement claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business would be harmed.

Employees

        As of December 31, 2003, we had a total of 673 employees, including 233 in product development, 174 in sales and marketing, 50 in customer support, 130 in professional services and training, and 86 in operations, administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

Item 2: Properties

        Our principal executive and corporate offices are located in Monrovia, California, where we lease a total of approximately 200,000 square feet under leases that expire from 2005 to 2014. We lease approximately 17,000 square feet in Redwood Shores, California under a lease that expires in September 2004. In the United States, we have sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas, Atlanta, Boston, and Washington DC. In Europe we have sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, Korea, New Zealand and Singapore under leases that cover from 200 to 9,600 square feet and expire from January 2005 to October 2013. We believe these facilities are adequate for our current operations and additional space can be obtained on commercially reasonable terms if needed.

Item 3: Legal Proceedings

        We are party to routine claims and suits brought against us in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition or results of operation.

        Information with respect to this item is incorporated by reference to Note 6 of the Notes to the Consolidated Financial Statements included in this Report on Form 10-K.

Item 4: Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5: Market for the Company's Common Stock and Related Stockholders Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "SBYN." The following table shows, for the periods indicated, the high and low per share closing prices of our common stock, as reported by the Nasdaq National Market:

Year ended December 31, 2003:	High	Low
March 31, 2003	$2.93	$2.02
June 30, 2003	3.10	2.08
September 30, 2003	3.10	1.94
December 31, 2003	4.29	2.56
Year ended December 31, 2002:
March 31, 2002	13.45	6.58
June 30, 2002	8.64	2.45
September 30, 2002	3.11	1.09
December 31, 2002	2.98	1.10

        We had 388 stockholders of record as of December 31, 2003. Because many of our shares of common stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Item 6: Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The Consolidated Statements of Operations Data for the years ended December 31, 2003, 2002 and 2001, and the Consolidated Balance Sheet Data as of December 31, 2003 and 2002, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2000 and 1999, and the Consolidated Balance Sheet Data as of December 31, 2001, 2000 and 1999, are derived from the audited

Consolidated Financial Statements not included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$51,815	$67,243	$109,628	$65,403	$24,051
Services	38,662	43,562	51,669	36,650	20,268
Maintenance	47,364	39,945	29,302	16,205	9,055
Other	—	—	—	—	1,797

Total revenues	137,841	150,750	190,599	118,258	55,171
Cost of revenues:
License	1,375	2,322	2,004	569	690
Services and maintenance	41,028	45,425	48,609	35,865	23,272
Other	—	—	—	—	1,219

Total cost of revenues	42,403	47,747	50,613	36,434	25,181

Gross profit	95,438	103,003	139,986	81,824	29,990

Operating expenses:
Research and development	41,012	34,443	29,224	19,175	11,990
Sales and marketing	57,044	66,520	95,507	76,689	28,652
General and administrative	17,913	18,609	21,208	17,231	12,176
Restructuring and impairment charges	6,433	6,625	3,426	—	—
Amortization of goodwill	—	—	319	—	—
Amortization of sales and marketing warrants	190	380	5,892	6,798	814
Amortization of stock-based compensation	277	775	1,815	3,878	1,708

Total operating expenses	122,869	127,352	157,391	123,771	55,340

Loss from operations	(27,431)	(24,349)	(17,405)	(41,947)	(25,350)
Interest and other income (expense), net	624	1,102	435	(23)	(515)

Loss before provision for taxes	(26,807)	(23,247)	(16,970)	(41,970)	(25,865)
Provision for income taxes	691	697	463	—	—

Net loss	(27,498)	(23,944)	(17,433)	(41,970)	(25,865)
Accretion on preferred stock	—	—	—	769	2,410

Net loss available to common stockholders	$(27,498)	$(23,944)	$(17,433)	$(42,739)	$(28,275)

Basic and diluted net loss per share	$(0.33)	$(0.29)	$(0.24)	$(0.69)	$(0.62)

Number of shares used in computing basic and diluted net loss per share	83,002	82,145	71,346	61,909	45,954

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$70,135	$94,114	$47,039	$29,428	$1,572
Working capital (deficit)	47,378	68,449	37,890	24,133	(1,917)
Total assets	127,747	157,043	105,764	84,958	29,852
Deferred revenue	31,221	28,141	23,858	19,657	10,354
Long-term liabilities	515	4,010	1,412	400	10,000
Redeemable convertible preferred stock	—	—	—	—	24,681
Total stockholders' equity (deficit)	65,546	89,638	50,646	36,039	(28,421)

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

        In November 1999 we launched the fourth generation of our product e*Gate 4.0, which introduced a fully distributed, fault tolerant architecture. Through the end of September, 2003 we were shipping an enhanced version of our eBusiness Integration Suite, version 4.5.3 to our customers, and in October 2003 we announced the general availability of our new suite of products, the SeeBeyond Integrated Composite Application Network ("ICAN") version 5.0. We incurred significant losses in fiscal years 2001, 2002 and 2003. As of December 31, 2003, we had an accumulated deficit of approximately $153.9 million.

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

        We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales were 41% in 2003, 35% in 2002 and 34% in 2001. We believe international revenues will continue to be significant in future periods. To date, we have not experienced significant seasonality of revenues. However, we expect our future results will fluctuate in response to the fiscal or quarterly budget cycles of our customers.

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

        Cost of license revenues includes the cost of third-party licensed software embedded or bundled with our products. Cost of services and maintenance revenues consists of compensation and related overhead costs for personnel engaged in implementation consulting and services and maintenance and support activities, training and out-of-pocket expenses. Our gross margin was 97.3%, 96.6% and 98.2% for the years ended December 31, 2003, 2002 and 2001, respectively on our license revenues and 52.3%, 45.6% and 40.0%, respectively on our services and maintenance revenues. We expect in the future to continue to earn substantially higher gross margins on our license revenues as compared to our services and maintenance revenues. As a result, our overall gross margin depends significantly on our revenue mix.

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

        In March 2001, we entered into a four-year co-marketing agreement with General Motors Corporation ("GMC") and issued GMC a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. As a result of the December 2001 private placement of 2,574,298 shares of our common stock, the exercise price of this warrant was adjusted to $5.83 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and vest and become exercisable over the thirty-six month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to marketing expense over the term of the co-marketing agreement. As of December 31, 2003, a total of 587,500 shares subject to the warrant were vested and exercisable. We recognized amortization on this warrant of approximately $190,000, $380,000 and $1.8 million, for the years ended December 31, 2003, 2002 and 2001, respectively. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. There is no obligation for GMC to make future product purchases from us.

        In connection with stock option grants to our employees and non-employee directors, we have recorded deferred stock compensation totaling $8.5 million, of which approximately $44,000 remains to be amortized as of December 31, 2003. This amount represents the difference between the exercise price and the deemed fair value of our common stock on the date the options were granted multiplied by the number of option shares granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We recognized amortization of deferred compensation expense of approximately $277,000, $775,000 and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

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

        Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2003 in Item 8: Financial Statements and Supplementary Data. We believe our most critical accounting policies include the following:

  •
  revenue recognition;

  •
  estimating allowance for doubtful accounts, and

  •
  accounting for income taxes.

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

        The fair value of services such as consulting or training is based upon separate sales of these services. Consulting and training are generally sold on a time-and-materials or fixed fee basis and are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company's products and generally do not involve significant production, modification or customization to or development of the software.

        Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or estimates for any period, material differences in the amount and timing of revenue could result.

        Allowance for doubtful accounts.    We maintain allowances for doubtful accounts, as a reduction of accounts receivable, based on our analyses of the likelihood our customers will not pay us all the amounts due us. In circumstances where there is knowledge of a specific customer's inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collectable. For all our customers we perform analyses, which include a review of their credit profiles, the terms and conditions of the contracts with our customers, and the current economic trends and payment history. We reassess these allowances each accounting period. Historically, our actual losses and credits have been consistent with these provisions. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our income statement.

        Accounting for income taxes.    We record a valuation allowance to reduce our deferred tax assets by the amount of tax benefits we estimate are not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply the deferred tax balance. As of December 31, 2003, a valuation allowance equal to the value of the deferred tax assets was maintained. In the event we were to determine we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

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

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenues:

	Year Ended December 31,
	2003	2002	2001
Revenues:
License	38%	45%	58%
Services	28	29	27
Maintenance	34	26	15

Total revenues	100	100	100

Cost of revenues:
License	1	2	1
Services and maintenance	30	30	26

Total cost of revenues	31	32	27

Gross profit	69	68	73

Operating expenses:
Research and development	30	23	15
Sales and marketing	41	44	50
General and administrative	13	12	11
Restructuring and impairment charge	5	4	2
Amortization of goodwill	—	—	—
Amortization of sales and marketing warrants	—	—	3
Amortization of stock-based compensation	—	1	1

Total operating expenses	89	84	82

Loss from operations	(20)	(16)	(9)
Other income (expense), net	—	—	—

Loss before income tax provision	(20)	(16)	(9)
Provision for income taxes	—	—	—

Net loss	(20)%	(16)%	(9)%

Comparison of Years Ended December 31, 2003, 2002 and 2001

  Revenues

        Total revenues were $137.8 million for 2003, $150.8 million for 2002 and $190.6 million for 2001, representing a decrease of $13.0 million, or 9%, from 2002 to 2003 and $39.8 million, or 21%, from 2001 to 2002. No customer accounted for more than 10% of our total revenues in 2001, 2002 or 2003.

        License Revenues.    License revenues were $51.8 million for 2003, $67.2 million for 2002, $109.6 million for 2001, representing a decrease of $15.4 million, or 23% from 2002 to 2003 and a decrease of $42.4 million, or 39%, from 2001 to 2002. License revenues as a percentage of total revenues were 38% in 2003, 45% in 2002 and 58% in 2001. The decrease in our license revenues from 2002 to 2003 was due primarily to the global economic slowdown and a reduction in information technology spending in general and in part from our customers delaying the decision to purchase from us because of the release of our new SeeBeyond ICAN 5.0 suite of products which we made generally available in October 2003. The decrease in our license revenues from 2001 to 2002 was primarily due to the global economic slowdown and a reduction in information technology spending in general.

        Services Revenues.    Services revenues were $38.7 million for 2003, $43.6 million for 2002 and $51.7 million for 2001, representing a decrease of $4.9 million, or 11% from 2002 to 2003 and $8.1 million, or 16%, from 2001 to 2002. Services revenues as a percentage of total revenues were 28% in 2003, 29% in 2002 and 27% in 2001. The decrease in the absolute dollar amount of services revenues from 2002 to 2003 was due to the decrease in license revenue as well as the lower demand for our consulting services from our customers, in part resulting from our customers delaying the decision to purchase consulting services from us because of the upcoming release of our new SeeBeyond ICAN 5.0 suite of products which we made generally available in October 2003. The decrease in the absolute dollar amount of services revenues from 2001 to 2002 was due primarily to the decline in consulting revenues that resulted from the corresponding decrease in license revenues.

        Maintenance Revenues.    Maintenance revenues were $47.4 million for 2003, $40.0 million for 2002 and $29.3 million for 2001, representing increases of $7.4 million, or 19%, from 2002 to 2003 and $10.7 million, or 37%, from 2001 to 2002. Maintenance revenues as a percentage of total revenues were 34% in 2003, 26% in 2002 and 15% in 2001. The increases in the absolute dollar amount of maintenance revenues from 2002 to 2003 and 2001 to 2002 were primarily due to increased cumulative license sales of our products and the renewals of prior period maintenance contracts, which had increased consistent with the increase in our cumulative license revenues.

  Costs of Revenues

        Cost of License Revenues.    Cost of license revenues were $1.4 million for 2003, $2.3 million for 2002 and $2.0 million for 2001. Cost of license revenues, as a percentage of total revenues, was 1% in 2003, 2% in 2002 and 1% in 2001. Cost of license revenues consists primarily of the cost of third-party licensed software embedded or bundled with our products. The decrease in the cost of license revenues from 2002 to 2003 was in part due to a decrease in professional services staff and in part due to a decrease in the proportion of products we sold that contain third-party software embedded or bundles with our software product offerings. The increase in the cost of license revenues from 2001 to 2002 was primarily due to an increase in the proportion of products we sold that contain third-party software embedded or bundled with our software product offerings.

        Cost of Services and Maintenance Revenues.    Cost of services and maintenance revenues were $41.0 million for 2003, $45.4 million for 2002 and $48.6 million for 2001, representing a decrease of $4.4 million, or 10%, from 2002 to 2003 and a decrease of $3.2 million, or 7%, from 2001 to 2002. Cost of services and maintenance revenues as a percentage of total revenues was 30% in 2003, 30% in 2002 and 26% in 2001. The decrease in the absolute dollar amount of cost of services and maintenance revenues from 2002 to 2003 was primarily due to a decrease in professional services staff and a decrease in the use of third-party contractors during the year, as compared to the same period in the previous year. The decrease in the absolute dollar amount of cost of services and maintenance revenues from 2001 to 2002 was primarily due to the decrease in professional services staff and the related costs associated with decreased services revenues.

  Operating Expenses

        Research and Development Expenses.    Research and development expenses were $41.0 million for 2003, $34.4 million for 2002 and $29.2 million for 2001, representing an increase of $6.6 million, or 19%, from 2002 to 2003 and an increase of $5.2 million, or 18%, from 2001 to 2002. Research and development expenses as a percentage of total revenues were 30% in 2003, 23% in 2002 and 15% in 2001. The increases in the absolute dollar amount of research and development expenses from 2002 to 2003 and from 2001 to 2002 were primarily due to the increase in the number of software development personnel and quality assurance personnel to support our product development, documentation and testing activities related to the development of the SeeBeyond ICAN version 5.0 products. We anticipate research and development expenses will increase slightly in absolute dollars in the foreseeable future as we transition our product development efforts to new products due to the completion of SeeBeyond ICAN 5.0 product suite and continue to enhance and extend our product suites.

        Sales and Marketing Expenses.    Sales and marketing expenses were $57.0 million for 2003, $66.5 million for 2002 and $95.5 million for 2001, representing a decrease of $9.5 million, or 14%, from 2002 to 2003 and a decrease of $29.0 million, or 30%, from 2001 to 2002. Sales and marketing expenses as a percentage of total revenues were 41% in 2003, 44% in 2002 and 50% in 2001. The decreases in the absolute dollar amount in sales and marketing expenses from 2002 to 2003, and from 2001 to 2002 were due primarily to lower headcount and a decrease in promotional and public relations activities, as well as a decrease in sales commissions that resulted from lower license revenue during 2002 and 2003. We anticipate our sales and marketing expenses to increase slightly in absolute dollars in fiscal 2004 due to the addition of new sales person headcount.

        General and Administrative Expenses.    General and administrative expenses were $17.9 million for 2003, $18.6 million for 2002 and $21.2 million for 2001, representing a decrease of approximately $700,000, or 4%, from 2002 to 2003 and a decrease of $2.6 million, or 12%, from 2001 to 2002. General and administrative expenses as a percentage of total revenues were 13% in 2003, 12% in 2002 and 11% in 2001. The decreases in the absolute dollar amounts from 2002 to 2003 and 2001 to 2002 were primarily due to lower headcount during the years as compared to the previous years. We anticipate general and administrative expenses to remain flat for the foreseeable future.

        Restructuring and Impairment Charge.    In 2001, the company recorded restructuring charges of $3.4 million for employee termination benefits and related costs. The restructuring resulted in headcount reductions of approximately 228 employees, which was made up of 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.

        In 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $1.7 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $2.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software and other assets in connection with facilities consolidation and headcount reductions. The headcount reduction of 57 employees was made up of 58% sales and marketing staff, 19% professional services staff, 14% research and development staff and 9% general and administrative staff. The restructuring and impairment charges recorded in 2002 and 2001 were recorded under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF No. 94-3 the accrual for future rent obligations was recorded when the commitment to abandon the facilities was reached.

        In 2003, the Company recorded restructuring and impairment charges totaling $7.4 million, consisting of $1.9 million for employee termination benefits and related costs associated with headcount reductions, $1.2 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $4.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with the facilities consolidation and headcount reductions. The 2003 headcount reduction of 56 employees was comprised of approximately 48% sales and marketing staff, 41% professional services staff and 11% general and administrative staff. The Company recovered approximately $944,000 in restructuring expenses that had previously been reserved for. The restructuring and impairment charges recorded during 2003 were recorded under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146 the accrual for future rent obligations were recorded when the facilities were abandoned.

        These restructuring and impairment charges were recorded to better align the company's cost structure with changing market conditions. The following table sets forth the Company's accrued restructuring costs as of December 31, 2003 (in thousands).

	Facilities Consolidation	Asset Impairment	Termination benefits	Total
2001 charges	$—	$—	$3,426	$3,426
Cash utilized	—	—	(2,976)	(2,976)

Balance at December 31, 2001	—	—	450	450
2002 charges	2,666	2,279	1,680	6,625
Non-cash write down of fixed assets	—	(2,279)	—	(2,279)
Cash utilized	(183)	—	(664)	(847)

Balance at December 31, 2002	2,483	—	1,466	3,949
Adjustment of prior estimates	(7)	(421)	(516)	(944)
2003 charges	1,214	4,274	1,889	7,377
Non-cash write down of fixed assets	—	(3,853)	—	(3,853)
Cash utilized	(1,777)	—	(2,625)	(4,402)

Balance at December 31, 2003	$1,913	$—	$214	$2,127

        Accrued future rent obligations represent the estimated future rent expense on abandoned excess facilities, net of sublease income and is expected to be paid over the next twenty-five months.

        Amortization of Goodwill.    Amortization of goodwill was $0 in 2003 and 2002 and $319,000 in 2001. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but reviewed annually or more frequently if impairment indicators arise, for impairment. We adopted SFAS No. 142 effective January 1, 2002 with respect to goodwill and intangible assets.

        Amortization of Sales and Marketing Warrants.    Amortization of sales and marketing warrants was approximately $190,000 in 2003, $380,000 in 2002 and $5.9 million in 2001. The decrease in the amortization of sales and marketing warrants from 2002 to 2003 was primarily due to a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner. The amortization of sales and marketing warrant expense for the year ended 2003, and the remaining warrant expense to be recognized going forward, relate to this warrant issued under a four-year co-marketing agreement with a strategic partner. The value of the unvested portion of the warrant is adjusted in each reporting period based on changes in the fair value of the warrant until such date as the warrant is fully vested and therefore the amount of amortization for such warrant will be subject to fluctuation based on the value of our stock. The decrease in amortization of sales and marketing warrants from 2001 to 2002 was a result of warrants issued to strategic alliance partners being fully amortized or cancelled during 2002, as well as a decrease in the value of the unvested portion of a warrant issued to a strategic marketing partner.

        Amortization of Stock-Based Compensation.    In connection with the grant of certain stock options to employees and non-employee directors during 2003, 2000 and 1999, we recorded total deferred compensation of $8.5 million, of which approximately $277,000, $775,000 and $1.8 million was expensed in 2003, 2002 and 2001, respectively as amortization of stock-based compensation.

  Interest and Other Income (Expense), Net

        Interest and other income (expense), net primarily consists of interest income earned on cash balances. Interest and other income (expense), net, was approximately $1.0 million in 2003, $1.4 million in 2002 and $608,000 in 2001. The decrease in interest and other income (expense), net from 2002 to 2003 was primarily due to a decrease in interest income as a result of lower interest rates and lower average cash balances during the year ended 2003.. The increase in interest and other income (expense), net from 2001 to 2002 were primarily due to increases in interest income due to larger average cash balances during 2002 as compared to 2001, which was attributable to our public offering in February 2002.

  Interest Expense

        Interest expense primarily consists of interest expense on our equipment lines of credit. Interest expense was approximately $382,000, $263,000 and $173,000 in 2003, 2002 and 2001, respectively. The increase in interest expense from 2002 to 2003 was primarily due to interest expense incurred as a result of a $5.0 million equipment advance that was added to our line of credit in December 2002. The increase in interest expense from 2001 to 2002 was primarily due to interest expense incurred as a result of higher balances on our equipment line in 2002 as compared to 2001.

  Income Taxes

        In 2003, a provision of $691,000 was recorded for state and foreign taxes compared to a provision of approximately $697,000 in 2002 and $463,000 in 2001. As of December 31, 2003, we had net operating loss carryforwards of approximately $124 million for federal and $95 million for state, which expire through 2023 for federal and 2013 for state taxes. We had domestic research and development credit carryforwards of approximately $5.6 million, which expire through 2023. We had California research and development credit carryforwards of approximately $6.0 million which can be carried over indefinitely. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $75.2 million as of December 31, 2003. The realization of benefits of the net operating loses and tax credits are dependent on sufficient taxable income in future years. Possible lack of future earnings or a change in the ownership of the Company could adversely affect our ability to utilize its tax attributes. A valuation allowance has been recorded for the entire net deferred tax asset as a result of uncertainties regarding the realization of this asset. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        As of December 31, 2003, we had cash and cash equivalents of $70.1 million, a decrease of $24.0 million from $94.1 million held as of December 31, 2002.

        Net cash used in operating activities was $17.8 million in 2003, $3.7 million in 2002 and $275,000 in 2001. The increase in cash used in operating activities from 2002 to 2003 reflects primarily increases in net loss and accounts receivable and a decrease in accounts payable, partially offset by an increase in accrued compensation and related expenses and non-cash restructuring and impairment charges. The increase in cash used in operating activities for 2001 to 2002 reflects primarily increases in net loss, accrued expenses, deferred revenues and accounts payable offset by a decrease in accounts receivable.

        Accounts receivable, net of allowances, increased approximately $700,000 to $34.3 million at December 31, 2003 from $33.6 million at December 31, 2002. The timing of receivable collections and revenue recorded within a given quarter will affect our accounts receivable balances going forward.

        Net cash used in investing activities was $5.8 million in 2003, $15.2 million in 2002 and $6.1 million in 2001. The decrease from 2002 to 2003 related primarily to a decrease in capital investments. The increase from 2001 to 2002 related primarily to an increase in purchases of property and equipment related to new office facilities and information systems. We expect capital expenditures in fiscal 2004 to remain flat.

        Net cash used in financing activities was $1.1 million in 2003 and net cash provided by financing activities was $65.0 million for 2002 and $24.8 million in 2001. The increase in net cash used in financing activities from 2002 to 2003 related primarily to the completion of our secondary public offering in February 2002 in addition to paying down on our bank lines of credit. The increase in net cash provided by financing activities from 2001 to 2002 related primarily to the completion of our public offering in February 2002, partially offset by the repurchase of shares of our common stock during the fourth quarter of 2002.

        In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and it expires May 31, 2004. As of December 31, 2003, $10.1 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of December 31, 2003, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios. The Company was in compliance with all covenants at December 31, 2003.

        In October 2001, the Company's $3.0 million equipment line (the "Equipment Line") with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at December 31, 2003 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2003, there was approximately $597,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

        In December 2002, the Company's credit facility was amended to include an equipment advance (the "Equipment Advance") in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The interest rate at December 31, 2003 was 4.75%. As of December 31, 2003 the balance outstanding under this Equipment Advance was approximately $2.5 million.

        Future principal payments on the Equipment Line and the Equipment Advance will aggregate $3.1 million in 2004, based on the total outstanding balance of approximately $3.1 million.

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

        In November 2002, we completed the repurchase of 1,200,000 shares of our common stock at $2.30 per share.

        In July 2003, we completed the repurchase of 522,002 shares of our common stock at $2.38 per share from a former officer of the Company. Approximately $370,000 of the re-purchase amount was charged to compensation expense.

        We anticipate continued growth in our operating expenses for the foreseeable future, particularly in research and development expenses and, to a lesser extent, sales and marketing and general and administrative expenses. As a result, we expect our operating expenses and capital expenditures to constitute the primary uses of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe our current cash and cash equivalents and expected cash from operations, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 24 months. However, in the event there is reduced demand for our products and services in the future, our cash from operations could be negatively impacted. Thereafter, we may need to raise additional funds, and cannot be certain we will be able to obtain additional debt or equity financing on favorable terms, if at all.

        Future minimum payments required under capital leases, together with the net present value of such payments, and future minimum lease payments required under operating leases, by year and in the aggregate, with initial terms of one year or more, consisted of the following at December 31, 2003 (in thousands):

	Operating Leases				Capital Leases
	Related Party Lease Expense	Lease Expense	Sublease Income	Net	Lease Expense
Year ended December 31,
2004	$51	$10,664	$355	$10,360	$307
2005	—	8,389	123	8,266	512
2006	—	5,688	—	5,688	11
2007	—	5,088	—	5,088	10
2008	—	4,365	—	4,365	—
Thereafter	—	22,501	—	22,501	—

	$51	$56,695	$478	$56,268	840

Less: amount representing interest					(15)

Net present value					825
Less: current portion					(310)

Long-term portion					$515

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

        In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods should an interest in a variable interest entity be acquired.

Risks Related to SeeBeyond

        You should carefully consider the risks described below in evaluating the other statements made herein. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or we currently deem immaterial, may also impair our business operations.

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

        We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. During 2001, 2002, and the first nine months of 2003, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance the level of spending on information technology in general or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

        We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of December 31, 2003, we had an accumulated deficit of approximately $153.9 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

Our operating results fluctuate significantly, and an unanticipated decline in revenues or gross margin may disappoint securities analysts or investors and result in a decline in our stock price.

        Our operating results have fluctuated significantly in the past and may vary significantly in the future. We believe period-to-period comparisons of our historical results of operations are not a good predictor of our future performance.

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

        Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, called our SeeBeyond Integrated Composite Application Network (ICAN) Suite version 5.0, was announced in March 2003 and made generally available to customers in October of 2003. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

        Revenues from the sale of products and services outside the United States accounted for 41%, 35% and 34% for the years ended 2003, 2002 and 2001, respectively. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 16%, 13% and 17% for the years ended 2003, 2002 and 2001, respectively. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

        We currently serve a customer base with a wide variety of constantly changing hardware, software applications and platforms. If our products fail to gain broad market acceptance due to an inability to support a variety of these platforms, our operating results may suffer. Our business depends on a number of factors, including the following:

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

        We currently expect our current cash resources will be sufficient to meet our working capital and capital expenditure needs for at least the next twenty-four months. After that, we may need to raise additional funds, and we cannot be certain we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

        We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

        Interest rate risk.    We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2003, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

        Foreign currency exchange rate risk.    Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, France, Germany, Japan, and the United Kingdom. Transaction gains or losses have not been significant in the past and we do not participate in any hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of any of the local currencies of these countries. Consequently, we do not expect a reduction in the value of such accounts denominated in foreign currencies resulting from a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

Item 8: Financial Statements and Supplementary Data

SEEBEYOND TECHNOLOGY CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
SeeBeyond Technology Corporation

        We have audited the accompanying consolidated balance sheets of SeeBeyond Technology Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of SeeBeyond Technology Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeeBeyond Technology Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, SeeBeyond Technology Corporation changed its method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standards No. 142.

/s/ Ernst & Young LLP
Woodland Hills, California January 27, 2004

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	2003	2002
	In thousands, except share and per share data
Assets:
Current assets:
Cash and cash equivalents	$70,135	$94,114
Accounts receivable, net of allowances of $2,373 and $2,539 at December 31, 2003 and 2002, respectively	34,333	33,550
Prepaid expenses and other current assets	4,596	4,180

Total current assets	109,064	131,844
Property and equipment, net	15,224	22,429
Other assets	2,068	1,379
Goodwill	1,391	1,391

Total assets	$127,747	$157,043

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable	$5,120	$11,343
Accrued compensation and related expenses	12,675	11,818
Accrued expenses	9,263	8,891
Deferred revenues	31,221	28,141
Equipment line and advance payable—current portion	3,097	2,988
Capital lease payable—current portion	310	214

Total current liabilities	61,686	63,395
Equipment line and advance payable	—	3,260
Capital lease payable	515	750

Total liabilities	62,201	67,405
Commitments and contingencies
Stockholders' equity:
Common stock, $.0001 par value—200,000,000 shares authorized; 85,548,522 shares issued and 83,826,520 shares outstanding as of December 31, 2003 and 83,738,243 shares issued and 82,538,243 shares outstanding as of December 31, 2002	8	8
Additional paid-in capital	222,539	219,246
Treasury stock	(3,632)	(2,760)
Deferred stock compensation	(47)	(317)
Accumulated other comprehensive income (loss)	616	(99)
Accumulated deficit	(153,938)	(126,440)

Total stockholders' equity	65,546	89,638

Total liabilities and stockholders' equity	$127,747	$157,043

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	In thousands, except per share data
Revenues:
License (net of warrant amortization of $1,116 in 2001)	$51,815	$67,243	$109,628
Services	38,662	43,562	51,669
Maintenance	47,364	39,945	29,302

Total revenues	137,841	150,750	190,599
Cost of revenues:
License	1,375	2,322	2,004
Services and maintenance (exclusive of stock-based compensation of $37 in 2003, $124 in 2002 and $284 in 2001)	41,028	45,425	48,609

Total cost of revenues	42,403	47,747	50,613

Gross profit	95,438	103,003	139,986

Operating expenses:
Research and development (exclusive of stock-based compensation of $54 in 2003, $141 in 2002 and $319 in 2001)	41,012	34,443	29,224
Sales and marketing (exclusive of stock-based compensation of $125 in 2003, $450 in 2002 and $1,076 in 2001)	57,044	66,520	95,507
General and administrative (exclusive of stock-based compensation of $61 in 2003, $60 in 2002 and $136 in 2001)	17,913	18,609	21,208
Restructuring and impairment charges	6,433	6,625	3,426
Amortization of goodwill	—	—	319
Amortization of sales and marketing warrants	190	380	5,892
Amortization of stock-based compensation	277	775	1,815

Total operating expenses	122,869	127,352	157,391

Loss from operations	(27,431)	(24,349)	(17,405)
Interest and other income	1,006	1,365	608
Interest expense	(382)	(263)	(173)

Loss before income tax provision	(26,807)	(23,247)	(16,970)
Provision for income taxes	691	697	463

Net loss	$(27,498)	$(23,944)	$(17,433)

Basic and diluted net loss per share	$(0.33)	$(0.29)	$(0.24)

Number of shares used in computing basic and diluted net loss per share	83,002	82,145	71,346

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of January 1, 2001	69,678	6	130,135	—	(8,623)	(416)	(85,063)	36,039
Components of comprehensive loss
Net loss	—	—	—	—	—	—	(17,433)	(17,433)
Foreign currency translation adjustment	—	—	—	—	—	(767)	—	(767)

Total comprehensive loss								(18,200)
Issuance of common stock pursuant to acquisition of subsidiary	35	—	735	—	—	—	—	735
Issuance of common stock, net of issuance costs	2,574	1	14,853	—	—	—	—	14,854
Issuance of common stock pursuant to employee stock option plan	1,807	—	4,724	—	—	—	—	4,724
Issuance of common stock pursuant to employee stock purchase plan	430	—	3,614	—	—	—	—	3,614
Issuance of common stock warrants	—	—	3,689	—	(3,689)	—	—	—
Issuance of common stock pursuant to warrant exercises	226	—	—	—	—	—	—	—
Amortization of common stock warrants	—	—	—	—	7,065	—	—	7,065
Amortization of deferred stock compensation	—	—	—	—	1,815	—	—	1,815

Balance as of December 31, 2001	74,750	7	157,750	—	(3,432)	(1,183)	(102,496)	50,646
Components of comprehensive loss
Net loss	—	—	—	—	—	—	(23,944)	(23,944)
Foreign currency translation adjustment	—	—	—	—	—	1,084	—	1,084

Total comprehensive loss								(22,860)
Issuance of common stock pursuant to secondary public offering, net	6,573	1	59,011	—	—	—	—	— 59,013
Issuance of common stock pursuant to employee stock option plan	1,336	—	3,509	—	—	—	—	— 3,508
Issuance of common stock pursuant to employee stock purchase plan	412	—	936	—	—	—	—	— 936
Issuance of common stock pursuant to warrant exercises	667	—	—	—	—	—	—	— —
Amortization of common stock warrants	—	—	—	—	380	—	—	380
Amortization of deferred stock compensation	—	—	—	—	775	—	—	775
Payments for the purchase of common stock	(1,200)	—	—	(2,760)	—	—	—	(2,760)
Revaluation of warrant	—	—	(1,500)	—	1,500	—	—	—
Cancellation of common stock warrant	—	—	(460)	—	460	—	—	—

Balance as of December 31, 2002	82,538	8	219,246	(2,760)	(317)	(99)	(126,440)	89,638

Components of comprehensive loss
Net loss	—	—	—	—	—	—	(27,498)	(27,498)
Foreign currency translation adjustment	—	—	—	—	—	715	—	715

Total comprehensive loss								(26,783)
Issuance of common stock pursuant to employee stock option plan	1,427	—	2,422	—	—	—	—	2,422
Issuance of common stock pursuant to employee stock purchase plan	383	—	674	—	—	—	—	— 674
Payments for the purchase of common stock	(522)	—	—	(872)	—	—	—	(872)
Deferred stock compensation related to stock options	—	—	39	—	(39)	—	—	—
Amortization of common stock warrants	—	—	—	—	190	—	—	190
Amortization of deferred stock compensation	—	—	—	—	277	—	—	— 277
Revaluation of warrant	—	—	158	—	(158)	—	—	—

Balance as of December 31, 2003	83,826	8	$222,539	$(3,632)	$(47)	$616	$(153,938)	$65,546

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,498)	$(23,944)	$(17,433)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposal of fixed assets	(16)	43	144
Depreciation and amortization	5,814	5,585	5,157
Provision for doubtful accounts receivable	727	933	721
Amortization of goodwill	—	—	319
Amortization of sales and marketing warrants	190	380	5,892
Amortization of other warrants	—	—	1,116
Amortization of bank warrant	—	—	57
Amortization of stock-based compensation	277	775	1,815
Non-cash restructuring and impairment charges	3,853	2,279	—
Changes in assets and liabilities:
Accounts receivable	(1,510)	6,628	(360)
Prepaid expenses and other current assets	5	(1,169)	(984)
Accounts payable	(3,948)	672	(7,351)
Accrued compensation and related expenses	1,229	(201)	6,431
Deferred revenues	3,080	4,283	4,201

Net cash used in operating activities:	(17,797)	(3,736)	(275)
Cash flows from investing activities:
Purchases of property and equipment	(5,103)	(14,226)	(7,603)
Payments to acquire companies, net of cash acquired	—	(268)	(95)
Related party receivable	—	366	(366)
Other	(689)	(1,099)	1,971

Net cash used in investing activities	(5,792)	(15,227)	(6,093)
Cash flows from financing activities:
Net (repayments) borrowings on bank lines of credit	(3,151)	4,294	1,554
Proceeds from issuance of common stock, net	—	—	14,854
Proceeds from issuance of common stock pursuant to secondary public offering, net	—	59,012	—
Proceeds from issuance of common stock pursuant to employee stock option plan	2,422	3,509	4,724
Proceeds from issuance of common stock pursuant to employee stock purchase plan	674	936	3,614
Payments for the purchase of common stock	(872)	(2,760)	—
Repayments of capital lease obligation	(178)	(37)	—

Net cash (used in) provided by financing activities	(1,105)	64,954	24,746
Effect of exchange rate changes on cash and cash equivalents	715	1,084	(767)

Net (decrease) increase in cash and cash equivalents	(23,979)	47,075	17,611

Cash and cash equivalents at beginning of the period	94,114	47,039	29,428
Cash and cash equivalents at end of the period	$70,135	$94,114	$47,039

Supplemental cash flow disclosure:
Income taxes paid	$594	$536	$38

Interest paid	$382	$263	$116

Non-cash investing activities:
Common stock issued in connection with acquisitions	$—	$—	$735

Fair value of assets assumed in acquisition	$—	$—	$2,427

Fair value of liabilities assumed in acquisition	$—	$—	$890

Capital lease obligation incurred	$—	$1,001	$—

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

        SeeBeyond Technology Corporation (the "Company") is a leading provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. The Company believes it offers the only comprehensive business integration solution architected from a single, internally developed software code base, encompassing application-to-application integration, business-to-business integration and business process management. The Company's Business Integration Suite builds upon more than twelve years of continuous development of business integration solutions within and among enterprises.

        The Company's operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company's product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.

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

Concentration of Credit Risk and Allowance for Doubtful Accounts

        Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. The Company's accounts receivable are derived from revenues earned from customers located primarily in the United States, Europe, Australia and Japan. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. The Company generally does not require collateral or other security from its customers.

        The Company performs ongoing credit evaluations of its customers' financial condition and maintains allowances for potential credit losses based upon the expected collectibility of the receivable. The expectation of collectibility is based on the review of credit profiles of each customer, contractual terms and conditions, current economic trends and payment history. Credit losses have historically been within management's expectations.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2003 and 2002, the Company's short-term line of credit and equipment line payable had variable interest rates and, accordingly, the Company believes the carrying value of the short-term line of credit and equipment line approximates their fair values.

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

        For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the undelivered elements, primarily services and maintenance, using vendor-specific objective evidence of fair value of the element and the remaining portion of the fee is allocated to the delivered elements (i.e., generally the software license), regardless of any separate prices stated within the contract for each element, under the residual method prescribed by AICPA Statement of Position ("SOP") 98-9. Vendor-specific objective evidence of fair value is based on the price the customer is required to pay when the element is sold separately (i.e., hourly rates charged for consulting services when sold separately from a software license and the renewal rate for maintenance arrangements). Each license agreement offers additional maintenance renewal periods at a stated price. If vendor-specific objective evidence of fair value does not exist for the undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or over the period the maintenance is provided if the undelivered element is maintenance, or until sufficient objective evidence exists or all elements have been delivered.

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

Net Loss Per Share

        Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all warrants and outstanding stock options from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

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

Advertising Expense

        The cost of advertising is expensed as incurred. The Company incurred approximately $667,000, $350,000 and $800,000 in advertising costs during 2003, 2002 and 2001, respectively.

Long-lived Assets

        The Company reviews for impairment long-lived assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be attributable to long-lived assets.

Goodwill

        Goodwill acquired in purchase transactions prior to July 1, 2001 was amortized on a straight-line method over the estimated useful life of the assets over three years until January 1, 2002. Amortization expense was $319,000 for the year ended December 31, 2001. Pursuant to SFAS No. 142 effective January 1, 2002, goodwill will no longer be amortized and will be subject to annual impairment reviews.

Comprehensive Income (Loss)

        The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenues, expenses, gains and losses that are not included in net loss but rather are recorded directly in stockholders' equity.

Foreign Currency Translation

        The functional currency for the Company's foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating asset and liability accounts at the current exchange rate at year-end and statement of operations accounts at the average exchange rate for the period, with the resulting translation adjustment reflected in accumulated other comprehensive income (loss) in stockholders' equity (deficit). Realized and unrealized transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in operations in the period they occur.

Stock-Based Compensation

        As permitted under SFAS No. 123 "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure—and amendment to FAS 123", the Company continues to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," for its recording of stock-based compensation arrangements. Accordingly, the Company accounts for its stock based compensation using the intrinsic value method, which requires recognition of expense when the option exercise price is less than the fair value of the stock at the date of grant. The Company provides the required pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Under the fair value method stock options are valued and expensed based on the fair value of the options determined under an option-pricing model.

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain instruments with certain characteristics be classified as liabilities as opposed to equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. We adopted SFAS No. 150 on June 1, 2003. The adoption did not have a material impact on our results of operations or financial condition.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods should an interest in a variable interest entity be acquired.

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

	As of December 31,
	2003	2002
Computer equipment (hardware and software)	$20,101	$24,465
Office furniture and equipment	9,092	6,927
Leasehold improvements	6,797	6,497

Total cost of property and equipment	35,990	37,889
Less accumulated depreciation and amortization	(20,766)	(15,460)

Property and equipment, net	$15,224	$22,429

        Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately $5.8 million, $5.6 million and $5.2 million, respectively.

Note 3. Operations by Reportable Segments and Geographic Area

        The Company operates in one industry segment. In the United States, we have sales offices in the greater metropolitan areas of San Francisco, Los Angeles, New York, Chicago, Dallas, Atlanta, Boston, and Washington DC. In Europe we have sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, Korea, New Zealand and Singapore. Revenues and long-lived assets by geographic area were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
North America	$80,702	$98,360	$126,515
Europe	44,585	39,802	48,920
Pacific Rim	12,554	12,588	15,164

Total revenues	$137,841	$150,750	$190,599

	December 31,
	2003	2002
Long-lived assets:
North America	$15,342	$22,143
Europe	1,893	2,047
Pacific Rim	1,448	1,009

Total long-lived assets	$18,683	$25,199

        No single customer accounted for more than 10% of the Company's revenues during the years ended December 31, 2003, 2002 and 2001. Included in revenues from operations in Europe are approximately $22.0 million, $19.5 million and $31.6 million of revenues from the Company's operations in the United Kingdom and approximately $8.6 million, $5.8 million and $7.0 million of revenues from the Company's operations in Germany, for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 4. Computation of Net Loss Per Share

        The following table sets forth the computations of basic and diluted net loss per share for the years indicated (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss	$(27,498)	$(23,944)	$(17,433)

Weighted average outstanding shares of common stock used to compute basic net loss per share	83,002	82,145	71,346
Dilutive effect of:
Stock warrants	—	—	—
Employee stock options	—	—	—

Common stock and common stock equivalents	83,002	82,145	71,346

Basic and diluted net loss per share	$(0.33)	$(0.29)	$(0.24)

        Options to purchase 19,731,055, 19,610,621 and 17,623,971 shares of common stock were outstanding as of December 31, 2003, 2002 and 2001, respectively, but were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Warrants to purchase shares of common stock were not included in the calculations of diluted net loss per share because their effect would be antidilutive.

Note 5. Income Taxes

        The components of the provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Federal:
Current	$—	$—	$—
Deferred	—	—	—

Total federal	—	—	—
State:
Current	183	214	116
Deferred	—	—	—

Total state	183	214	116
Foreign:
Current	508	483	347
Deferred	—	—	—

Total foreign	508	483	347

Income tax provision	$691	$697	$463

        Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries as such earnings have been and will continue to be reinvested in the business indefinitely. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2003, amounted to approximately $1.1 million.

        The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate for the following reasons:

	2003	2002	2001
Tax benefit computed at the statutory federal rate	(34)%	(34)%	(34)%
Change in valuation allowance	31	33	32
Utilization of foreign net operating losses	—	(1)	(3)
State taxes, net of federal benefit	(4)	(4)	(3)
Non-deductible expense	1	1	2
Foreign taxes	2	2	2
Foreign losses not benefited	7	6	7

Income tax provision	3%	3%	3%

        The components of the Company's deferred tax assets/liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax liabilities:
Tax in excess of book depreciation	$(214)	$(261)

Total deferred Tax liabilities	(214)	(261)
Deferred tax assets:
Net operating loss carryforwards	58,317	44,676
Accrued liabilities and deferred revenue	1,398	1,763
Allowance for doubtful accounts	429	578
Restructuring reserve	2,557	2,030
Tax credit carryforwards	11,816	5,930
Other	697	754

Total deferred tax assets	75,214	55,731

Valuation allowance	(75,000)	(55,470)

Net deferred taxes	$—	$—

        The valuation allowance increased by approximately $19.5 million and $6.3 million in 2003 and 2002, respectively. Approximately $13.3 million of the valuation allowance relates to stock option compensation deductions incurred in our net operating loss carryforwards. If and when the Company reduces any portion of the valuation allowance related to stock option compensation deduction, the benefit will be added to stockholders' equity, rather than being shown as a reduction of future income tax expense.

        Loss before the provision for income taxes of the Company's foreign operations amounted to approximately $5.6 million, $3.8 million and $3.3 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

        As of December 31, 2003, the Company had Net Operating Loss ("NOL") carryforwards in foreign subsidiaries of approximately $22.6 million. These NOL carryforwards in foreign subsidiaries expire at various dates beginning in 2007. The Company has recorded a valuation allowance for the assets because realizability is uncertain.

        As of December 31, 2003, the Company had NOL carryforwards for the United States and state purposes of approximately $124.0 million and $94.7 million, respectively, expiring through 2023 for the United States and 2013 for state. The Company had domestic research and development credit carryforwards of approximately $5.6 million which expire through 2023. The Company also had California research and development credit carryforwards of approximately $6.0 million which can be carried over indefinitely. The realization of the benefits of the NOL's and tax credits is dependent on sufficient taxable income in future years. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest. The Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets.

Note 6. Commitments, Contingencies and Debt

Bank Lines of Credit and Equipment Line Payable

        In November 2000, the Company established a $15.0 million line of credit facility (the "Line") with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate ("LIBOR") rate plus 2.50% (payable monthly) and it expires May 31, 2004. As of December 31, 2003, $10.1 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of December 31, 2003, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios. The Company was in compliance with all covenants at December 31, 2003.

        In October 2001, the Company's $3.0 million equipment line (the "Equipment Line") with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at December 31, 2003 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of December 31, 2003, there was approximately $597,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

        In December 2002, the Company's credit facility was amended to include an equipment advance (the "Equipment Advance") in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The interest rate at December 31, 2003 was 4.75%. As of December 31, 2003 the balance outstanding under this Equipment Advance was approximately $2.5 million.

        Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $3.1 million in 2004, based on the total outstanding balance of approximately $3.1 million.

Lease Obligations

        The Company leases office facilities and computers equipment under non-cancelable operating lease agreements with third parties expiring through 2014. Certain of the office facilities leases contain escalation clauses and certain of the computer equipment leases contain purchase options to purchase at various dates. The Company leases, from a related party, a 4,000-square-foot office facility under a non-cancelable operating lease agreement expiring in December 2004. The Company leases certain storage space and computer and office equipment under month-to-month leases.

        The Company also leases office furniture and equipment under both capital and non-cancelable operating lease agreements with third parties expiring through 2008. Office furniture and equipment capitalized under capital leases totaled $1.0 million at December 31, 2003 and 2002, and is included in the appropriate category under property and equipment. Related accumulated amortization of equipment under capital leases amounted to approximately $217,000 and $33,000 at December 31, 2003 and 2002, respectively, and is included in accumulated depreciation. Amortization of office furniture and equipment under capital leases is included in depreciation and amortization expense.

        Future minimum payments required under capital leases, together with the net present value of such payments, and future minimum lease payments required under operating leases, by year and in the aggregate, with initial terms of one year or more, consisted of the following at December 31, 2003 (in thousands):

	Operating Leases				Capital Leases
	Related Party Lease Expense	Lease Expense	Sublease Income	Net	Lease Expense
Year ended December 31,
2004	$51	$10,664	$355	$10,360	$307
2005	—	8,389	123	8,266	512
2006	—	5,688	—	5,688	11
2007	—	5,088	—	5,088	10
2008	—	4,365	—	4,365	—
Thereafter	—	22,501	—	22,501	—

	$51	$56,695	$478	$56,268	840

Less: amount representing interest					(15)

Net present value					825
Less: current portion					(310)

Long-term portion					$515

        As of December 31, 2003, future minimum lease payments under non-cancelable operating leases included $1.9 million of future rent payments, related to abandoned facilities, expensed in 2002 and 2003 as restructuring expenses.

        Total rent expense was approximately $5.1 million in 2003, $11.6 million in 2002 and $8.5 million in 2001 of which approximately $51,000, $51,000 and $56,000 was paid to related parties in 2003, 2002 and 2001, respectively.

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

        In January 2001, the Company acquired STC Software Technologies Corporation (Schweiz) AG, Zurich ("Distributor"), an independent distributor of the Company's software. The Company purchased all of the outstanding capital stock of the Distributor for approximately $885,000, excluding approximately $1.2 million of contingent consideration to be paid upon the achievement of certain operating results through June 2002. During 2002, the Company recorded an additional $268,000 upon the achievement of certain operating results as final consideration. The purchase price included $150,000 in cash and 35,000 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of the net assets acquired was being amortized as goodwill on a straight-line basis over a three-year period through December 31, 2001. Results of operations of the acquisition have been included in the consolidated operating results since the date of acquisition. Effective January 1, 2002, pursuant to SFAS 141, amortization will no longer be recorded and the goodwill amount will be subject to periodic impairment reviews. Proforma financial information is not presented as such amounts are not material.

Legal Proceedings

        Beginning on July 3, 2002, several purported class action shareholder complaints were filed in the United States District Court for the Central District of California against the Company and several of our officers and directors. The actions were subsequently consolidated and a consolidated amended complaint was filed purportedly brought on behalf of purchasers of common stock of SeeBeyond Technology Corporation between December 10, 2001 and May 7, 2002. The complaint generally alleges that defendants made false statements about SeeBeyond's operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages. The Company believes the suit to be without merit and intends to defend against it vigorously.

        Beginning on September 5, 2002, several derivative lawsuits were filed by purported Company shareholders in the Superior Court of California for the County of Los Angeles. The complaints name certain of the Company's present and former officers and directors as defendants and name the Company as a nominal defendant. The complaints generally allege the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.

        Although we have begun to incur amounts relating to legal costs and expenses, we have not accrued any amounts relating to potential damages associated with the putative class action lawsuits. However, because of uncertainties relating to litigation, our decision as to whether to accrue and the amount of our estimates could be wrong. In addition, although we are unable to determine the amount, if any, we may be required to pay in connection with the resolution of the lawsuits by settlement or otherwise, such a payment could seriously harm our results of operation, financial condition and liquidity.

        The Company is party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Note 7. Stockholders' Equity

Preferred Stock

        In February 2000, the Company authorized 10,000,000 shares of undesignated preferred stock, none of which was outstanding as of December 31, 2003.

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

Treasury Stock

        In November 2002, the Company repurchased 1,200,000 shares of its common stock at $2.30 per share.

        In July 2003, the Company repurchased 522,002 shares of its common stock at $2.38 per share from a former officer of the Company. Approximately $370,000 of the re-purchase amount was charged to compensation expense.

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

        In January 2000, the Company issued a warrant (the "January 2000 Alliance Warrant") to a strategic alliance partner to purchase up to 1,200,000 shares of common stock at $6.67 per share. The January 2000 Alliance Warrant vested contingently upon the achievement of certain milestones, primarily the generation of license revenue for the Company. The fair value of the January 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $9.25 per common share. In December 2001, the Company extended the duration of the January 2000 Alliance Warrant agreement. As a result, the Company remeasured the value of the warrant and related expense, which is reflected in the results of operations for 2001. The warrant expired on July 31, 2002 without being exercised.

        In March 2000, the Company issued a warrant (the "March 2000 Alliance Warrant") to another strategic alliance partner to purchase up to 1,200,000 shares of common stock at $14.00 per share. The March 2000 Alliance Warrant vested contingently upon the achievement of certain milestones, primarily the creation of e*Gate software market offerings and the generation of license revenue for the Company through the sale of licenses of our software products to third parties. The fair value of the March 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $11.08 per common share. In March 2002 the warrant agreement was cancelled and all rights under the warrant agreement, including all fully vested shares, were forfeited resulting in a decrease in additional paid-in capital and deferred stock compensation of $460,000, with no net impact on total stockholders' equity.

        In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and shall vest and become exercisable over the 36-month period following the issuance of the warrant provided the warrant holder has achieved various milestones related to providing certain sales and marketing support. The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner. The vesting of the remaining shares subject to the warrant is not contingent upon future sales of licenses of our products to the marketing partner. The unvested portion of the warrant was valued as of the date of issuance and is being amortized as a charge to operating expense over the term of the co-marketing agreement. The value of the unvested portion of the warrant will be adjusted in each reporting period based on changes in the fair value of the warrants until such date as the warrants are fully vested. In connection with the December 2001 private placement of 2,574,298 shares of the Company's common stock, the exercise price of this warrant was adjusted to $5.83 per share, pursuant to the original agreement. Accordingly, the fair value of the warrant and related warrant expense was remeasured using the new exercise price. For the year ending December 31, 2003, adjustments in the fair value of the warrants resulted in a net increase in additional paid-in capital and deferred compensation of $158,000, with no impact on total stockholders' equity. As of December 31, 2003, 587,500 shares subject to the warrant were fully vested and exercisable.

        In October 2001, the Company issued a warrant (the "Bank Warrant") to a bank to purchase up to 25,000 shares of common stock at an exercise price of $4.39 per share and vested immediately. The fair value of the warrant was recorded as a financing cost and is being amortized to interest expense over the term of the bank agreement. The warrant expires in October 2004 and is fully vested and exercisable as of December 31, 2003. In January 2004, the lending institution holding the Bank Warrant exercised the entire warrant and converted its right to purchase 25,000 shares of common stock at $4.39 per share into 3,751 shares of common stock.

Employee Stock Purchase Plan

        In February 2000, the Board of Directors approved the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on April 28, 2000. A total of 2,250,000 shares of common stock were initially available for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the term of the ESPP to 2,250,000 shares of common stock.

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

        The purchase price per share will be 85% of the lower of (1) the fair market value of our common stock on the purchase date and (2) the fair market value of a share of our common stock on the last trading day before the offering date. Under the ESPP, approximately 383,000, 412,000 and 430,000 shares were issued during 2003, 2002 and 2001, respectively.

Option Plan

        In July 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan (the "Plan"), which replaced the 1997 Stock Option Plan (the "1997 Plan") as to future grants. Under the Plan, stock options may be granted to employees, directors and consultants of the Company. At December 31, 2003, there were options to purchase 5,252,333 shares of common stock that were available for grant under the Plan. Options previously granted that are forfeited will be added to options available for grant under the Plan. The Stock Plan currently provides for automatic annual increases on January 1st of each year beginning January 1, 2001 equal to the lesser of:

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

        Activity under the Plan for the last three years was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price
Balance as of December 31, 2000	14,872,876	$5.94
Granted	7,969,909	$6.49
Cancelled	(3,411,387)	$8.31
Exercised	(1,807,427)	$2.60

Balance as of December 31, 2001	17,623,971	$6.08
Granted	5,905,300	$2.65
Cancelled	(2,582,510)	$8.06
Exercised	(1,336,140)	$2.58

Balance as of December 31, 2002	19,610,621	$5.11
Granted	5,552,556	$2.24
Cancelled	(4,004,941)	$4.64
Exercised	(1,427,181)	$1.70

Balance as of December 31, 2003	19,731,055	$4.64

        The following table summarizes information regarding stock options outstanding as of December 31, 2003:

Options Outstanding				Options Exercisable
Price Range	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$1.09 to $1.35	2,179	6.31	$1.27	1,382	$1.24
$1.36 to $1.67	2,562	6.37	$1.48	1,914	$1.51
$1.70 to $2.00	2,369	9.56	$2.00	10	$1.77
$2.01 to $2.41	2,025	9.37	$2.21	148	$2.09
$2.42 to $3.34	3,223	8.39	$3.02	1,396	$3.21
$3.40 to $5.70	2,176	7.33	$4.81	1,369	$4.75
$6.03 to $7.50	2,211	6.87	$7.29	1,239	$7.24
$7.51 to $12.00	2,078	6.59	$11.24	1,426	$11.44
$12.04 to $31.69	908	6.91	$17.79	590	$18.39

Total	19,731	7.59	$4.64	9,474	$5.49

        Options exercisable under the Plan were approximately 9,474,000, 7,636,000 and 5,042,000, as of December 31, 2003, 2002 and 2001, respectively.

Fair Value Disclosure

        The weighted average exercise prices and fair market value of stock options granted using the Black-Scholes option pricing model were as follows:

	2003		2002		2001
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price equals market value of stock at date of grant	$1.42	$2.24	$2.11	$2.65	$3.72	$6.49

        The Company accounts for its stock-based compensation using the intrinsic-value method prescribed by APB No. 25 and provides the required pro forma net loss disclosure as if the fair-value-based method defined in SFAS No. 123 and SFAS No.148 had been applied.

        Had compensation expense for the years ended December 31, 2003, 2002 and 2001 been determined based on the fair value at the grant dates, the Company's net loss available to common stockholders and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except for net loss per share).

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(27,498)	$(23,944)	$(17,433)
Stock-based employee compensation costs, included in net loss, as reported	277	775	1,815
Stock-based employee compensation costs if fair value based method had been applied	(11,986)	(13,634)	(11,027)

Pro forma net loss available to common stockholders	$(39,207)	$(36,803)	$(26,645)

Basic and diluted net loss per share, as reported	$(0.33)	$(0.29)	$(0.24)
Pro forma basic and diluted net loss per share	$(0.47)	$(0.45)	$(0.37)

        The Company estimated the fair value of options granted in the years ended December 31, 2003, 2002 and 2001 using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Plans			ESPP Plan 2003
	2003	2002	2001	2003	2002	2001
Expected lives (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	3.125%	3.0%	3.5%	3.125%	3.0%	3.5%
Dividend yield	0	0	0	0	0	0
Expected volatility	75.6%	110%	65%	75.6%	110%	65%

        These pro forma amounts may not be representative of the effects on pro forma disclosures in future years as options vest over several years and additional grants are generally made every year. Prior to the Company's initial public offering, the Company used the minimum value method (it assumed a zero volatility) as allowed under SFAS No. 123.

Reserved for Future Issuance

        As of December 31, 2003, the Company had reserved the following shares of authorized but unissued common stock for future issuance:

Stock option plans:	24,983,388
ESPP:	1,866,902
Common stock warrants:	650,000

27,500,290

        On January 1, 2004, an additional 4,191,326 and 383,098 shares were made available for issuance under the Company's stock option plan and ESPP, respectively, as a result of automatic annual increases in the stock option plan and ESPP.

Stock Option Exchange Program

        In November 2002, the Company's Board of Directors approved a voluntary stock option exchange program for some of the Company's employees. Under the program, employees had the opportunity to cancel certain outstanding stock options granted to them under the Plan through November 17, 2002 in exchange for a new option grant at a future date for a number of shares ranging from one new option for every one exchanged option to one new option for every five exchanged options, depending on the exercise price of the option being exchanged. The new option grants will vest 50% of the shares on

June 19, 2004 with an additional 4.166% of the shares subject to the new option vesting on each 19th day of each month following June 19, 2004. The program terminated on December 17, 2002. A total of 891,600 options were cancelled in connection with the exchange and approximately 409,000 new options were issued on June 19, 2003. The exercise price of the new options was based on the closing price of the Company's stock on June 19, 2003.

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

        Through December 31, 2003, in connection with the grant of certain stock options to employees and non-employee directors, the Company has recorded total deferred stock-based compensation of approximately $8.5 million, representing the difference between the exercise price of the option and the estimated fair value of the Company's common stock on the date of grant. Amortization of deferred stock compensation was approximately $277,000, $775,000 and $1.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 8. 401(K) Plan

        The Company has a 401(K) plan covering substantially all of its eligible employees. Under this plan, employees may defer up to 15% of their pre-tax salary, subject to statutory limits. The Company contributes an amount equal to 50% of each participant's elective contribution, up to 4% of compensation. On January 1, 2000, the Company modified the Plan to provide for company matching contributions equal to 50% of each participant's elective contribution, up to 8% of compensation. The Company's matching contributions to the plan were approximately $1.3 million, $1.3 million and $1.5 million during the years ended December 2003, 2002 and 2001, respectively.

Note 9. Restructuring Charge

        In 2001, the company recorded restructuring charges of $3.4 million for employee termination benefits and related costs. The restructuring resulted in headcount reductions of approximately 228 employees, which was made up of 56% sales and marketing staff, 15% professional services staff, 19% general and administrative staff and 10% research and development staff.

        In 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $1.7 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $2.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software and other assets in connection with facilities consolidation and headcount reductions. The headcount reduction of 57 employees was made up of 58% sales and marketing staff, 19% professional services staff, 14% research and development staff and 9% general and administrative staff. The restructuring and impairment charges recorded in 2002 and 2001 were recorded under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under EITF No. 94-3 the accrual for future rent obligations was recorded when the commitment to abandon the facilities was reached.

        In 2003, the Company recorded restructuring and impairment charges totaling $7.4 million, consisting of $1.9 million for employee termination benefits and related costs associated with headcount reductions, $1.2 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $4.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with the facilities consolidation and headcount reductions. The 2003 headcount reduction of 56 employees was comprised of approximately 48% sales and marketing staff, 41% professional services staff and 11% general and administrative staff. The Company recovered approximately $944,000 in restructuring expenses that had previously been reserved for. The restructuring and impairment charges recorded during 2003 were recorded under SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146 the accrual for future rent obligations were recorded when the facilities were abandoned.

        These restructuring and impairment charges were recorded to better align the company's cost structure with changing market conditions. The following table sets forth the Company's accrued restructuring costs as of December 31, 2003 (in thousands).

	Facilities Consolidation	Asset Impairment	Termination benefits	Total
2001 charges	$—	$—	$3,426	$3,426
Cash utilized	—	—	(2,976)	(2,976)

Balance at December 31, 2001	—	—	450	450
2002 charges	2,666	2,279	1,680	6,625
Non-cash write down of fixed assets	—	(2,279)	—	(2,279)
Cash utilized	(183)	—	(664)	(847)

Balance at December 31, 2002	2,483	—	1,466	3,949
Adjustment of prior estimates	(7)	(421)	(516)	(944)
2003 charges	1,214	4,274	1,889	7,377
Non-cash write down of fixed assets	—	(3,853)	—	(3,853)
Cash utilized	(1,777)	—	(2,625)	(4,402)

Balance at December 31, 2003	$1,913	$—	$214	$2,127

        Accrued future rent obligations represent the estimated future rent expense on abandoned excess facilities, net of sublease income and is expected to be paid over the next twenty-five months.

Note 10. Related Party Transactions

        The Company leases, from a related party, a 4,000-square-foot office facility under a non-cancelable operating lease agreement expiring in December 2004 under which approximately $51,000, $51,000 and $56,000 was paid by the Company to related parties in 2003, 2002 and 2001, respectively.

        On August 15, 2001 the Company provided one of its executive officers with a loan of $500,000 pursuant to a promissory note with an annual interest rate of 8.5% repayable to the Company on February 15, 2002. The promissory note was subsequently amended in February 2002 to reflect a June 16, 2002 repayment date. As of December 31, 2003, partial payments in the amount of $196,000 have been applied against the loan balance outstanding. The loan balance, including accumulated interest, was paid in full in January 2004.

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

        During the year ended December 31, 2002, the Company recorded approximately $209,000, in consulting and referral fees to EDS. An affiliate of EDS was a member of the Company's Board of Directors through September 9, 2002. EDS, which formerly was a stockholder of the Company, in May 2000 purchased 1,200,000 shares in a private placement concurrent with the Company's initial public offering at $12.00 per share, the same price paid by investors in the public offering. The Company also issued a warrant to EDS in January 2000 to purchase 1,200,000 shares of its common stock at $6.67 per share. The warrant, which was fully vested and exercisable as to 1,200,000 shares and expired on July 31, 2002 without being exercised.

Note 11. Subsequent Events (unaudited)

        In January 2004, the lending institution holding the Bank Warrant exercised the entire warrant and converted its right to purchase 25,000 shares of common stock at $4.39 per share into 3,751 shares of common stock.

Note 12. Interim Financial Results (unaudited)

        The following table sets forth certain unaudited consolidated financial information for each of the four quarters for the years ended December 31, 2003 and 2002.

	Quarter ended 2003				Quarter ended 2002
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	(in thousands, except per share data)
Net revenues	$40,806	$32,356	$28,857	$35,822	$40,496	$35,702	$33,670	$40,882
Gross profit	31,684	22,016	18,009	23,729	27,395	22,941	22,811	29,856
Net income (loss)	759	(4,849)	(17,283)	(6,125)	(11,617)	(8,156)	(7,066)	2,895
Basic net earnings (loss) per share	$0.01	$(0.06)	$(0.21)	$(0.07)	$(0.14)	$(0.10)	$(0.08)	$0.04
Diluted net earnings (loss) per share	$0.01	$(0.06)	$(0.21)	$(0.07)	$(0.14)	$(0.10)	$(0.08)	$0.03

        Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A: Controls and Procedures

        Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this annual report on Form 10-K. Based upon this evaluation, our chief executive officer and chief financial officer have concluded our disclosure controls and procedures are effective to ensure information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

        Certain information required by Part III is omitted from this report on Form 10-K in that the registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this report, and certain information contained in the Proxy Statement is incorporated herein by reference.

Item 10: Directors and Executive Officers of the Registrant

  (a)
  Executive officers—The information required by this item relating to executive officers is incorporated by reference to the section entitled "Executive Officers" in the Proxy Statement.

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

Item 14: Principal Accounting Fees and Services

        The information required by this item regarding principal accounting fees and services is incorporated by reference to the sections entitled "Principal Accounting Fees and Services" in the Proxy Statement.

PART IV

Item 15: Exhibits, Financial Statement Schedule and Reports on Form 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  1.
  Financial Statements. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 27 of this report.

  2.
  Financial Statement Schedule. Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 27 of this report for those schedules required to be filed by Item 8 of this Form. All other schedules required to be filed under item 15(d) are not applicable.

    3.
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
10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002
10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California
10.25(c)(h)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
10.26(c)(k)	Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.
10.27(c)(l)	Employment Letter Agreement between the Registrant and H. Carvel Moore dated July 21, 2003.
10.28(l)	Fifth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated March 26, 2003
10.29(l)	Sixth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated May 30, 2003
10.30(c)(m)	Employment Letter Agreement between the Registrant and Thor Culverhouse dated September 8, 2003.
21.1(h)	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(k)
Incorporated by reference to an exhibit in the Registrant's Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.

(l)
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.

(m)
Incorporated by reference to an exhibit in the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.

(b)
Reports on Form 8-K.

        We filed a Current Report on Form 8-K on October 23, 2003 to furnish the press release we issued on October 23, 2003 entitled "SeeBeyond Announces Third Quarter 2003 Financial Results."

        We filed a Current Report on Form 8-K on October 7, 2003 to furnish the press release we issued on October 7, 2003 entitled "SeeBeyond Announces Preliminary Third Quarter 2003 Results."

  (c)
  Exhibits. See exhibit listing under item 15(a) above.

  (d)
  Financial Statement Schedules. None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2004.

Signature	Title

/s/ JAMES T. DEMETRIADES James T. Demetriades	Chief Executive Officer and Director (Principal Executive Officer)
/s/ BARRY J. PLAGA Barry J. Plaga	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ RAYMOND J. LANE Raymond J. Lane	Chairman of the Board of Directors
/s/ JOHN W. BUCKLEY John W. Buckley	Director
/s/ SALAH M. HASSANEIN Salah M. Hassanein	Director
/s/ STEVEN A. LEDGER Steven A. Ledger	Director

SEEBEYOND TECHNOLOGY CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31, 2003, 2002 and 2001

(In thousands)

	Balance at Beginning of Period	Additions	Deductions(A)	Balance at End of Period
Year ended December 31, 2003
Allowance for doubtful accounts	$2,539	$727	$893	$2,373
Year ended December 31, 2002
Allowance for doubtful accounts	1,837	933	231	2,539
Year ended December 31, 2001
Allowance for doubtful accounts	1,127	721	11	1,837

(A)
Actual write-offs of uncollectible accounts receivable.

QuickLinks

Table of Contents
FORWARD LOOKING STATEMENTS
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A: Controls and Procedures
PART III
  Item 10: Directors and Executive Officers of the Registrant
  Item 11: Executive Compensation of the Registrant
  Item 12: Security Ownership of Certain Beneficial Owners and Management
  Item 13: Certain Relationships and Related Transactions
  Item 14: Principal Accounting Fees and Services
PART IV
  Item 15: Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES