Form 10-Q
period 2004-03-31
SEEBEYOND TECHNOLOGY CORP
filed 2004-05-10
CIK 1106842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 5, 2004 was 85,060,753.

SeeBeyond Technology Corporation and Subsidiaries

PART I —FINANCIAL INFORMATION

Item 1 . Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

( in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$73,760	$70,135
Accounts receivable, net of allowances of $3,081 and $2,373 at March 31, 2004 and December 31, 2003, respectively	24,288	34,333
Prepaid expenses and other current assets	4,503	4,596
Total current assets	102,551	109,064
Property and equipment, net	14,874	15,224
Goodwill	1,391	1,391
Other assets	1,995	2,068
Total assets	$120,811	$127,747
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,546	$5,120
Accrued employee compensation and related expenses	9,858	12,675
Accrued expenses	8,666	9,263
Deferred revenues	31,676	31,221
Equipment line and advance payable	2,309	3,097
Capital lease payable - current portion	317	310
Total current liabilities	59,372	61,686
Capital lease payable	447	515
Total liabilities	59,819	62,201
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value - 200,000,000 shares authorized; 86,147,860 shares issued and 84,278,522 shares outstanding as of March 31, 2004 and 85,548,522 shares issued and 83,826,520 shares outstanding as of December 31, 2003	8	8
Additional paid-in capital	223,865	222,539
Treasury stock	(4,276)	(3,632)
Deferred stock compensation	—	(47)
Accumulated other comprehensive loss	1,116	616
Accumulated deficit	(159,721)	(153,938)
Total stockholders’ equity	60,992	65,546
Total liabilities and stockholders’ equity	$120,811	$127,747

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
License	$10,880	$12,990
Services	10,510	11,232
Maintenance	13,047	11,600
Total revenues	34,437	35,822
Cost of revenues:
License	277	545
Services and maintenance revenues	10,179	11,548
Total cost of revenues	10,456	12,093
Gross profit	23,981	23,729
Operating expenses:
Research and development	9,740	10,627
Sales and marketing	15,004	14,481
General and administrative	4,609	4,626
Amortization of sales and marketing warrants	(14)	111
Amortization of stock-based compensation	97	101
Total operating expenses	29,436	29,946
Loss from operations	(5,455)	(6,217)
Interest and other income (expense), net	(213)	311
Interest expense	(72)	(141)
Loss before income tax provision	(5,740)	(6,047)
Provision for income tax	43	78
Net loss	$(5,783)	$(6,125)

Basic and diluted net loss per share	$(0.07)	$(0.07)
Number of shares used in calculating basic and diluted net loss per share	84,053	82,616

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,783)	$(6,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of fixed assets	—	(30)
Depreciation and amortization	1,250	1,435
Provision for doubtful accounts receivable	383	84
Amortization of sales and marketing warrants	(14)	111
Amortization of stock-based compensation	97	101
Changes in assets and liabilities:
Accounts receivable	9,662	(320)
Prepaid expenses and other current assets	93	1,043
Accounts payable	1,426	(1,829)
Accrued compensation and related expenses	(3,414)	(2,002)
Deferred revenues	455	1,885
Net cash provided by (used in) operating activities:	4,155	(5,647)

Cash flows from investing activities:
Purchases of property and equipment	(900)	(400)
Other	73	(704)
Net cash used in investing activities	(827)	(1,104)

Cash flows from financing activities:
Net repayments on bank lines of credit	(788)	(787)
Repayments of capital lease obligation	(61)	(14)
Proceeds from issuance of common stock pursuant to employee stock option plan	1,290	216
Payments for purchase of common stock	(644)	—
Net cash used in financing activities	(203)	(585)

Effect of exchange rate changes on cash and cash equivalents	500	(164)
Net increase (decrease) in cash and cash equivalents	3,625	(7,500)
Cash and cash equivalents at beginning of the period	70,135	94,114
Cash and cash equivalents at end of the period	$73,760	$86,614

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SeeBeyond Technology Corporation (the “Company” or “SeeBeyond”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period, and the Company makes no representations related thereto.

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

	Three Months Ended March 31,
	2004	2003
Revenues:
North America	$16,854	$22,683
Europe	15,225	9,653
Pacific Rim	2,358	3,486
Total revenues	$34,437	$35,822

	March 31, 2004	December 31, 2003
Long-lived assets:
North America	$14,967	$15,341
Europe	1,861	1,894
Pacific Rim	1,432	1,448
Total long-lived assets	$18,260	$18,683

One customer accounted for 11% of the Company’s net revenues during the three months ended March 31, 2004 and no single customer accounted for more than 10% of the Company’s net revenues during the three months ended March 31, 2003.

Note 4.     Computation of Net Loss Per Share

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

The following table sets forth the components of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss	$(5,783)	$(6,125)
Weighted average outstanding shares of common stock used to compute basic net loss per share	84,053	82,616
Dilutive effect of:
Stock warrants	—	—
Employee stock options	—	—
Common stock and common stock equivalents	$84,053	$82,616
Basic and diluted net loss per share	$(0.07)	$(0.07)

Options to purchase approximately 18,716,000 shares of common stock for the three months ended March 31, 2004 and options to purchase approximately 18,729,000 shares of common stock for the three months ended March 31, 2003 were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants to purchase 625,000 shares and 650,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive for the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively.

Note 5.     Stock-Based Compensation

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

The following table sets forth pro forma net loss and pro forma loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(5,783)	$(6,125)
Stock-based employee compensation costs, included in net loss, as reported	97	101
Stock-based employee compensation costs if fair value based method had been applied	(3,218)	(3,355)
Pro forma net loss	(8,904)	(9,379)
Earning per share:
Basic and diluted - as reported	$(0.07)	$(0.07)
Basic and diluted - pro forma	$(0.11)	$(0.11)

Note 6.     Commitments, Contingencies and Debt

Bank Lines of Credit and Equipment Line Payable

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and it expires May 31, 2004.  The Company is currently in negotiations with the lending institution to renew the Line.  As of March 31, 2004, $8.0 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of March 31, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.  The Company was in compliance with all covenants at March 31, 2004.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The interest rate at March 31, 2004 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of March 31, 2004, there was approximately $434,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The interest rate at March 31, 2004 was 4.75%. As of March 31, 2004, the balance outstanding under this Equipment Advance was approximately $1.9 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $2.3 million in 2004, based on the total outstanding balance.

Note 7.    Restructuring

In 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $1.7 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $2.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software and other assets in connection with facilities consolidation and headcount reductions. The headcount reduction of 57 employees was made up of 58% sales and marketing staff, 19% professional services staff, 14% research and development staff and 9% general and administrative staff. The restructuring and impairment charges recorded in 2002 and 2001 were recorded under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF No. 94-3, the accrual for future rent obligations was recorded when the commitment to abandon the facilities was reached.

In 2003, the Company recorded restructuring and impairment charges totaling $7.4 million, consisting of $1.9 million for employee termination benefits and related costs associated with headcount reductions, $1.2 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $4.3 million related to the write-down of leasehold improvements, furniture, computer equipment and software in connection with the facilities consolidation and headcount reductions. The 2003 headcount reduction of 56 employees was comprised of approximately 48% sales and marketing staff, 41% professional services staff and 11% general and administrative staff. The Company also recovered approximately $944,000 in restructuring expenses that had previously been reserved for. The restructuring and impairment charges recorded during 2003 were recorded under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS No. 146, the accrual for future rent obligations were recorded when the facilities were abandoned.

These restructuring and impairment charges were recorded to better align the Company’s cost structure with changing market conditions. The following table sets forth the Company’s accrued restructuring costs as of March 31, 2004 (in thousands).

	Facilities Consolidation	Termination benefits	Total

Balance at December 31, 2003	$1,913	$214	$2,127
Cash utilized	(424)	(214)	(638)
Balance at March 31, 2004	$1,489	$—	$1,489

Accrued facilities consolidation costs represent future payment obligations on abandoned excess facilities, net of sublease income and is expected to be paid over the next twenty-two months.

Note 8.    Legal Proceedings

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

Note 9.     Comprehensive Loss

SFAS No. 130 “Reporting Comprehensive Income”.establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net loss but rather are recorded directly in stockholders’ equity.

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(5,783)	$(6,125)
Other comprehensive loss:
Foreign translation adjustment	1,116	(263)
Comprehensive loss	$(4,667)	$(6,388)

Note 10.     Stockholders’ Equity

Treasury Stock

During the three months ended March 31, 2004, the Company repurchased 147,336 shares of its common stock at an average price of $4.31 per share.  As of March 31, 2004, the Company held 1,869,338 shares of its common stock in treasury.

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

General Overview

In October 2003 we announced the general availability of our new suite of products, the SeeBeyond Integrated Composite Application Network version 5.0 (“ICAN 5.0”).   ICAN 5.0 offers the integration industry’s first fully integrated platform for the development and deployment of composite applications.  ICAN 5.0 helps organizations to rapidly assemble and deploy enterprise-scale end-user composite applications built on existing systems and infrastructure.

We sell our products and services on a global basis through our direct sales force, and through alliances with leading systems integrators, and in other instances, through value-added software resellers and technology vendors. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications the customer is integrating or connecting with our products.

Total revenue for the three months ended March 31, 2004 was $34.4 million compared to $35.8 million in the same period of the prior year. License revenue for the three months ended March 31, 2004 was $10.9 million compared to $13.0 million for the same period of the prior year.

We currently have operations in sixteen countries outside of the United States. Revenues derived from international sales were 51% and 37% for the three months ended March 31, 2004 and 2003, respectively. We believe international revenues will continue to be significant in future periods.

Net loss for the three months ended March 31, 2004 was $5.8 million, or $(0.07) per share compared to a net loss of $6.1 million, or $(0.07) per share in the same period of the prior year.

SeeBeyond closed fifty-four customer transactions in the quarter, bringing its total customer base to approximately 1,900. With license revenue generated across key verticals including financial services and insurance, healthcare and manufacturing, the following customers represent new and existing business in the quarter: Banca IMI, British Telecommunications PLC  / U.K. National Health Service (NHS), Celesio, DirecTV, District of Columbia, Eagle Global Logistics, ERCOT, Halliburton, Heidelberg, Hyundai, Kroger, Raytheon, Spar, Telekom Malaysia and TXU.

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

We assess whether the fee is fixed and determinable and collection is probable at the time of the transaction. In assessing whether the fee is fixed and determinable we analyze the payment terms of the transaction and other factors, including the nature and class of customer, our historical experience of collecting under our payment terms without granting a concession, the possibility of the product becoming technologically obsolete before the payments become due and the likelihood of the customer asking for a refund. If we determine the fee is not fixed or determinable, we defer the revenue until the payments under the arrangement become due. We assess whether collection is probable based on a number of factors, including the customer’s past transaction history and credit worthiness. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection become probable, which is generally upon the receipt of cash.

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

Accounting for income taxes.  We record a valuation allowance to reduce our deferred tax assets by an estimated amount of tax benefits, which is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply against the deferred tax balance. As of March 31, 2004, a valuation allowance equal to the value of the deferred tax assets was maintained.  In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

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

Results of Operations

The following table sets forth our results of operations for the three ended March 31, 2004 and 2003, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2004	2003
Revenues:
License	31%	36%
Services	31	31
Maintenance	38	33
Total revenues	100	100
Cost of revenues:
License	1	2
Services and maintenance	30	32
Total cost of revenues	31	34
Gross profit	69	66
Operating expenses:
Research and development	28	30
Sales and marketing	44	40
General and administrative	13	13
Amortization of sales and marketing warrants	—	—
Amortization of stock-based compensation	—	—
Total operating expenses	85	83
Loss from operations	(16)	(17)
Interest and other income (expense), net	—	—
Loss before income tax provision	(16)	(17)
Provision for income tax	—	—
Net loss	(16)%	(17)%

Revenues

Total revenues (in thousands except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Total revenues	$34,437	$35,822	$(1,385)	(4)%

Total revenues decreased for the three months ended March 31, 2004 as compared to the same period of the prior year primarily due to decreases in license and services revenues, partially offset by an increase in maintenance revenues.  The decreases in license and services revenues were primarily due to decreases in license and services revenue in North America, partially offset by increases in license and services revenues in Europe.

License revenue (in thousands except percentages):

	Three Months Ended March 31,
	2004	2003	Change
License revenue	$10,880	$12,990	$(2,110)	(16)%

License revenues decreased for the three months ended March 31, 2004 as compared to the same period in the prior year primarily due to a decrease in North American license revenues.  The decrease in North American license revenues was due to a relatively new sales force that was hired at the end of the prior quarter as well as delayed purchasing cycles of some of our customers at the end of the quarter.

Services revenue (in thousands except percentages):

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

	Three Months Ended March 31,
	2004	2003	Change
Services revenue	$10,510	$11,232	$(722)	(6)%

Services revenues decreased for the three months ended March 31, 2004 as compared to the same period of the prior year primarily due to a decrease in North American services revenues.  This decrease primarily resulted from a lower demand for our consulting service from our customers in North America due to lower license revenues during the current and preceding quarterly periods.

Maintenance revenue (in thousands except percentages):

Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, which is typically 12 months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

	Three Months Ended March 31,
	2004	2003	Change
Maintenance revenue	$13,047	$11,600	$1,447	12%

Maintenance revenues for the three months ended March 31, 2004 increased as compared to the same period of the prior year primarily due to renewals of prior period maintenance contracts associated with the increase in our cumulative license revenues.

Cost of revenues (in thousands except percentages):

Cost of revenues consists primarily of royalties for third-party products embedded or bundled with our products and compensation and related overhead costs for personnel engaged in implementation services and maintenance support activities, training and out-of-pocket expenses. Such costs include salaries, employee benefits, incentive compensation, bonuses, travel, rent and allocated facilities and professional fees.

	Three Months Ended March 31,
	2004	2003	Change
Total cost of revenues	$10,456	$12,093	$(1,637)	(14)%

Total cost of revenues decreased for the three months ended March 31, 2004 as compared to the same period of the prior year primarily due to a decrease in professional services related headcount as part of cost-cutting exercises during the third and fourth quarters of 2003.

Operating expenses

Research and development expenses (in thousands except percentages):

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our products.

	Three Months Ended March 31,
	2004	2003	Change
Research and development expenses	$9,740	$10,627	$(887)	(8)%

Research and development expenses decreased for the three months ended March 31, 2004 as compared to the same period of the prior year primarily due to a slight decrease in development expenses during the post-release development period of ICAN 5.0.  We anticipate research and development expenses to increase slightly in absolute dollars in the foreseeable future.

Sales and marketing expenses (in thousands except percentages):

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of expenditures specific to the marketing group, such as public relations and advertising, trade shows and marketing collateral materials and expenditures.

	Three Months Ended March 31,
	2004	2003	Change
Sales and marketing expenses	$15,004	$14,481	$523	4%

Sales and marketing expenses increased for the three months ended March 31, 2004 as compared to the same period of the prior year primarily due to an increase in promotional and public relations activities related to the marketing of ICAN 5.0, as well as an increase in sales headcount.  We anticipate sales and marketing expenses to increase slightly in absolute dollars for the foreseeable future.

General and administrative expenses (in thousands except percentages):

General and administrative expenses consist primarily of personnel and related costs for corporate, executive, human resources, legal, finance and accounting functions.

	Three Months Ended March 31,
	2004	2003	Change
General and administrative expenses	$4,609	$4,626	$(17)	0%

General and administrative expenses for the three months ended March 31, 2004 remained unchanged as compared to the same period of the prior year with no significant year over year changes in any particular general and administrative expense items.  We anticipate general and administrative expenses to remain flat for the foreseeable future.

Amortization of sales and marketing warrants (in thousands except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Amortization of sales and marketing warrants	$(14)	$111	$(125)	(113)%

The amortization of sales and marketing warrant expense for the three months ended March 31, 2004 and the three months ended March 31, 2004, relate to a warrant issued under a four-year co-marketing agreement with a strategic partner. The warrant was fully vested on March 15, 2004 and fully amortized as of March 31, 2004.

Amortization of stock-based compensation (in thousands except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Amortization of stock-compensation	$97	$101	$(4)	(4)%

Amortization of stock-based compensation remained flat as compared to the same period in the prior year. Amortization of stock-based compensation for the three months ended March 31, 2004 includes approximately $54,000 of expense related to certain changes that were made to stock options previously granted to a non-employee director of the company.  There was no remaining deferred stock compensation as of March 31, 2004.

Interest and other income (expense), net (in thousands except percentages):

Interest and other income (expense), net consists primarily of interest earned on cash balances, foreign currency gains and losses and other miscellaneous income and expense items.

	Three Months Ended March 31,
	2004	2003	Change
Interest and other income (expense), net	$(213)	$311	$(524)	(168)%

Interest and other income (expense), net decreased as compared to the same period in the prior year primarily due to an increase in foreign exchange losses in several of our international subsidiaries and a decrease in interest income as a result of lower interest rates and lower average cash balances.

Liquidity and capital resources

As of March 31, 2004, we had cash and cash equivalents of $73.8 million, an increase of $3.7 million from $70.1 million held as of December 31, 2003.

Net cash provided by operating activities was $4.2 million during the three months ended March 31, 2004, as compared with net cash used by operating activities of $5.7 million in the same period in the previous year. This period over period increase in cash provided by operating activities primarily reflects decreases in net loss and accounts receivable and an increase in accounts payable and deferred revenue offset in part by a decrease in accrued compensation and related expenses.

During the three months ended March 31, 2004, accounts receivable decreased by approximately $10.0 million, primarily due to lower revenues recorded and the timing of receivable collections during the three months ended March 31, 2003. The timing of receivable collections and revenue recorded within a given quarter or period will affect our accounts receivable going forward.

Net cash used in investing activities was $827,000 during the three months ended March 31, 2004, as compared with $1.1 million in the same period in the previous year. The decrease primarily was due to a decrease in capital expenditures. We expect capital expenditures in the next three months to remain flat compared to the previous three months.

Net cash used in financing activities was $203,000 during the three months ended March 31, 2004, as compared with $585,000 net cash used in financing activities in the same period in the previous year. This decrease in cash used in financing activities was due primarily to an increase in proceeds from stock options exercises, partially offset by payments for the purchase of common stock.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly) and it expires May 31, 2004.  The Company is currently in negotiations with the lending institution to renew the Line.  As of March 31, 2004, $8.0 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of March 31, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at March 31, 2004 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of March 31, 2004, there was approximately $434,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at March 31,

2004 was 4.75%. As of March 31, 2004 the balance outstanding under this Equipment Advance was approximately $1.9 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $2.3 million in 2004, based on the total outstanding balance.

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

We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. During the past several years including the first three months of 2004, we experienced a general slow-down in the level of capital spending by some of our customers due to the general economic downturn, which has adversely affected our revenues. This slow-down in capital spending, if sustained in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance the level of spending on information technology in general or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of March 31, 2004, we had an accumulated deficit of approximately $159.7 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

We record as deferred revenue, payments from customers that do not meet our revenue recognition policy requirements. Since only a small portion of our revenues each quarter is recognized from deferred revenue, our quarterly results depend primarily upon entering into new contracts to generate revenues for that quarter. New contracts may not result in revenues in the quarter in which the contract was signed, and we may not be able to predict accurately when revenues from these contracts will be recognized. If our operating results are below the expectations of securities analysts or investors for these or other reasons, our stock price would likely decline, perhaps substantially.

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

Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, ICAN 5.0, was announced in March 2003 and made generally available to customers in October of 2003. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

Revenues from the sale of products and services outside the United States accounted for 51% and 37% for the three months ended March 31, 2004 and 2003, respectively. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 27% and 15% for the three months ended March 31, 2004 and 2003, respectively. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

We currently expect our current cash resources will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. After that, we may need to raise additional funds, and we cannot be certain we will be able to obtain additional debt or equity financing on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios, any of which could harm our business. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

If we fail to attract, retain and integrate qualified personnel, our ability to compete will be harmed.

We depend on the continued service of our key technical, sales and senior management personnel, including our founder and Chief Executive Officer, James T. Demetriades. Most of these persons are not bound by an employment agreement, and we do not maintain key person life insurance on any of these persons, other than Mr. Demetriades. The loss of any of our senior management or other key product development or sales and marketing personnel could adversely affect our future operating results. Additionally, we recently experienced significant turnover in our North American sales force, including new staff and management.  Our ability to effectively train and integrate this new North American sales force could pose continuing challenges to our business.  If we fail to do so, our operating results, particularly in the short term, could be negatively impacted.  In addition, we must attract, retain and motivate highly skilled employees, including sales personnel and software engineers. We face significant competition for individuals with the skills required to develop, market and support our products and services. We may not be able to recruit and retain sufficient numbers of these highly skilled employees. If we fail to do so, our ability to compete will be significantly harmed.

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

Interest rate risk.  We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2004, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

Item 4 ..    Controls and Procedures

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

Information with respect to this item is incorporated by reference to Note 8 (“—Legal Proceedings”) of the Notes to the Condensed Consolidated Financial Statements included in this Report on Form 10-Q.

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

10.22(h)		First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002
10.23(h)		Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24(h)		Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California
10.25(c)(h)		Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
10.26(c)(k)		Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.
10.27(c)(l)		Employment Letter Agreement between the Registrant and H. Carvel Moore dated July 21, 2003.
10.28(l)		Fifth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated March 26, 2003
10.29(l)		Sixth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated May 30, 2003
10.30(c)(m)		Employment Letter Agreement between the Registrant and Thor Culverhouse dated September 8, 2003.
31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

	(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.
	(b)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.
	(c)	Denotes a management contract or compensatory plan arrangement.
	(d)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
	(e)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.
	(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.
	(g)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.
	(h)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(k)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.
(l)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.
(m)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.

(b)       Reports on Form 8-K.

On January 8, 2004, SeeBeyond filed a report on Form 8-K furnishing the press release that announced its preliminary fourth fiscal quarter and full year 2003 financial results.

On January 28, 2004, SeeBeyond filed a report on Form 8-K furnishing the press release that announced its fourth fiscal quarter and full year 2003 financial results.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 2004.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA
Barry J. Plaga
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)