Form 10-Q
period 2004-06-30
SEEBEYOND TECHNOLOGY CORP
filed 2004-08-09
CIK 1106842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes  ☒ No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of August 6, 2004 was 85,361,059.

SeeBeyond Technology Corporation and Subsidiaries

PART I —FINANCIAL INFORMATION

Item 1 . Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$64,888	$70,135
Accounts receivable, net of allowances of $2,101 and $2,373 at June 30, 2004 and December 31, 2003, respectively	34,091	34,333
Prepaid expenses and other current assets	3,531	4,596
Total current assets	102,510	109,064
Property and equipment, net	13,838	15,224
Goodwill	1,391	1,391
Other assets	1,750	2,068
Total assets	$119,489	$127,747
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,905	$5,120
Accrued employee compensation and related expenses	6,950	12,675
Accrued expenses	11,271	9,263
Deferred revenues	30,069	31,221
Equipment line and advance payable	1,521	3,097
Capital lease payable - current portion	320	310
Total current liabilities	56,036	61,686
Capital lease payable	375	515
Total liabilities	56,411	62,201
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value - 200,000,000 shares authorized; 87,203,944 shares issued and 85,334,606 shares outstanding as of June 30, 2004 and 85,548,522 shares issued and 83,826,520 shares outstanding as of December 31, 2003	8	8
Additional paid-in capital	225,647	222,539
Treasury stock	(4,276)	(3,632)
Deferred stock compensation	—	(47)
Accumulated other comprehensive loss	551	616
Accumulated deficit	(158,852)	(153,938)
Total stockholders’ equity	63,078	65,546
Total liabilities and stockholders’ equity	$119,489	$127,747

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
License	$19,778	$7,137	$30,658	$20,127
Services	9,110	9,823	19,620	21,055
Maintenance	12,981	11,897	26,028	23,497
Total revenues	41,869	28,857	76,306	64,679
Cost of revenues:
License	381	276	658	821
Services and maintenance	10,615	10,572	20,794	22,120
Total cost of revenues	10,996	10,848	21,452	22,941
Gross profit	30,873	18,009	54,854	41,738
Operating expenses:
Research and development	9,636	10,449	19,376	21,076
Sales and marketing	16,066	13,959	31,070	28,440
General and administrative	4,249	4,599	8,858	9,225
Restructuring and impairment charges	—	6,386	—	6,386
Amortization of sales and marketing warrants	—	13	(14)	124
Amortization of stock-based compensation	—	71	97	172
Total operating expenses	29,951	35,477	59,387	65,423
Income (loss) from operations	922	(17,468)	(4,533)	(23,685)
Interest and other income (expense), net	143	308	(70)	619
Interest expense	(61)	(115)	(133_ )	(256)
Income (loss) before provision for income tax	1,004	(17,275)	(4,736)	(23,322)
Provision for income tax	135	8	178	86
Net income (loss)	$869	$(17,283)	$(4,914)	$(23,408)

Basic and diluted net income (loss) per share	$0.01	$(0.21)	$(0.06)	$(0.28)
Number of shares used in calculating:
• basic net income (loss) per share	84,607	82,808	84,430	82,718
• diluted net income (loss) per share	88,819	82,808	84,430	82,718

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,914)	$(23,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of fixed assets	(34)	(21)
Depreciation and amortization	2,443	3,005
Provision for doubtful accounts receivable	93	433
Amortization of sales and marketing warrants	(14)	124
Amortization of stock-based compensation	97	172
Non-cash restructuring and impairment charges	—	4,274
Changes in assets and liabilities:
Accounts receivable	149	12,767
Prepaid expenses and other current assets	1,065	(379)
Accounts payable	785	(2,763)
Accrued compensation and related expenses	(3,717)	(1,297)
Deferred revenues	(1,152)	(1,009)
Net cash used in operating activities:	(5,199)	(8,102)

Cash flows from investing activities:
Purchases of property and equipment	(1,023)	(3,888)
Other	318	(860)
Net cash used in investing activities	(705)	(4,748)

Cash flows from financing activities:
Net repayments on bank lines of credit	(1,576)	(1,575)
Repayments of capital lease obligation	(130)	(115)
Proceeds from issuance of common stock pursuant to employee stock option plan	2,744	264
Proceeds from issuance of common stock pursuant to employee stock purchase plan	328	345
Payments for purchase of common stock	(644)	—
Net cash provided by (used in) financing activities	722	(1,081)

Effect of exchange rate changes on cash and cash equivalents	(65)	(92)
Net decrease in cash and cash equivalents	(5,247)	(14,023)
Cash and cash equivalents at beginning of the period	70,135	94,114
Cash and cash equivalents at end of the period	$64,888	$80,091

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

The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period, and the Company makes no representations related thereto.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
North America	$20,596	$17,194	$37,450	$39,877
Europe	18,367	8,572	33,592	18,225
Pacific Rim	2,906	3,091	5,264	6,577
Total revenues	$41,869	$28,857	$76,306	$64,679

	June 30, 2004	December 31, 2003
Long-lived assets:
North America	$13,897	$15,341
Europe	1,826	1,894
Pacific Rim	1,256	1,448
Total long-lived assets	$16,979	$18,683

One customer accounted for 11% of the Company’s net revenues during the three months and six months ended June 30, 2004 and no single customer accounted for more than 10% of net revenues during the three months and six months ended June 30, 2003.

Note 4.     Computation of Net Income (Loss) Per Share

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

The following table sets forth the components of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$869	$(17,283)	$(4,914)	$(23,408)
Weighted average outstanding shares of common stock used to compute basic net income (loss) per share	84,607	82,808	84,430	82,718
Dilutive effect of employee stock options	4,212	—	—	—
Common stock and common stock equivalents	88,819	82,808	84,430	82,718
Basic and diluted net income (loss) per share	$0.01	$(0.21)	$(0.06)	$(0.28)

Options to purchase 18,386,656 shares of common stock for the six months ended June 30, 2004, and options to purchase 18,697,816 shares of common stock for the three months and six months ended June 30, 2003 were not included in the calculations of diluted net income (loss) per share because their effect would be antidilutive. For the three months ended June 30, 2004, options to purchase 4,212,000 shares of common stock were included in the calculations of diluted net income (loss) per share. Common stock warrants to purchase 625,000 and 650,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive for the three months and six months ended June 30, 2004 and the three months and six months ended June 30, 2003, respectively.

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

The following table sets forth pro forma net loss and pro forma loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$869	$(17,283)	$(4,914)	$(23,408)
Stock-based employee compensation costs, included in net income (loss), as reported	—	71	97	172
Stock-based employee compensation costs if fair value based method had been applied	(2,666)	(3,322)	(4,951)	(6,677)
Pro forma net income (loss)	(1,797)	(20,534)	(9,768)	(29,913)
Earnings (loss) per share:
Basic and diluted - as reported	$0.01	$(0.21)	$(0.06)	$(0.28)
Basic and diluted - pro forma	$(0.02)	$(0.25)	$(0.12)	$(0.36)

Note 6.     Commitments, Contingencies and Debt

Bank Lines of Credit and Equipment Line Payable

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly).  The expiration date of the Line has been extended through May 31, 2005.  As of June 30, 2004, $9.7 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of June 30, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of June 30, 2004.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at June 30, 2004 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of June 30, 2004, there was approximately $271,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at June 30, 2004 was 4.75%. As of June 30, 2004, the balance outstanding under this Equipment Advance was approximately $1.25 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $1.5 million in 2004, based on the total outstanding balance.

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

These restructuring and impairment charges were recorded to better align the Company’s cost structure with changing market conditions. The following table sets forth the Company’s accrued restructuring costs as of June 30, 2004 (in thousands).

	Facilities Consolidation	Termination Benefits	Total

Balance at December 31, 2003	$1,913	$214	$2,127
Cash utilized	(424)	(214)	(638)
Balance at March 31, 2004	1,489	—	1,489
Cash utilized	(425)	—	(425)
Balance at June 30, 2004	$1,064	$—	$1,064

Accrued facilities consolidation costs represent future payment obligations on abandoned excess facilities, net of sublease income and is expected to be paid over the next sixteen months.

Note 8.    Legal Proceedings

Beginning on July 3, 2002, several purported class action shareholder complaints were filed in the United States District Court for the Central District of California against the Company and several of our officers and directors. The actions were subsequently consolidated and a consolidated amended complaint was filed purportedly brought on behalf of purchasers of common stock of SeeBeyond Technology Corporation between December 10, 2001 and May 7, 2002.  The complaint generally alleged that defendants made false statements about SeeBeyond’s operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages.   We have entered into an agreement in principle, subject to final documentation and court approval, to settle this litigation.  The total amount of the settlement is $13.1 million which is to be paid by our insurers.  The settlement provides for a complete dismissal of all claims against SeeBeyond and the individual defendants.

Beginning on September 5, 2002, several derivative lawsuits were filed by purported Company shareholders in the Superior Court of California for the County of Los Angeles.  The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.  The parties have entered into a settlement in principle of this litigation, subject to final documentation and court approval, involving the implementation of certain policies and procedures by the company and the payment of attorneys’ fees to plaintiffs’ counsel.  These attorney’s fees are to be paid by our insurers and the settlement is not expected to have a material adverse effect on the Company’s financial position or its results of operations and cash flows.

The Company is also party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Note 9.     Comprehensive Income (Loss)

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity.

Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$869	$(17,283)	$(4,914)	$(23,408)
Other comprehensive income (loss):
Foreign translation adjustment	(565)	72	(65)	(92)
Comprehensive income (loss)	$304	$(17,211)	$(4,979)	$(23,500)

Note 10.     Stockholders’ Equity

Treasury Stock

During the six months ended June 30, 2004, the Company repurchased 147,336 shares of its common stock at an average price of $4.31 per share.  As of June 30, 2004, the Company held 1,869,338 shares of its common stock in treasury.

Note 11.     Subsequent Events

During the period from July 29, 2004 – August 6, 2004, the Company repurchased 265,200 shares of its common stock at an average price of approximately $3.02 per share.

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

General Overview

In October 2003 we announced the general availability of our new suite of products, the SeeBeyond Integrated Composite Application Network version 5.0 (“ICAN 5”).   ICAN 5 offers the integration industry’s first fully integrated platform for the development and deployment of composite applications.  ICAN 5 helps organizations to rapidly assemble and deploy enterprise-scale end-user composite applications built on existing systems and infrastructure.

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

Total revenue for the three months and six months ended June 30, 2004 was $41.9 million and $76.3 million compared to $28.9 million and $64.7 million in the same periods of the prior year.  For the three months ending June 30, 2004 total revenue was $41.9 million up 45% from the same period in the prior year as well as up 22% from the three months ended March 31, 2004.

License revenue for the three months ended June 30, 2004 was $19.8 million which is a 177% increase over the prior year’s second quarter and an 82% increase from the three months ended March 31, 2004.

Net income (loss) for the three months and six months ended June 30, 2004 was $869,000, or $0.01 per share, and $(4.9) million, or $(0.06) per share, respectively compared to $(17.3) million, or $(0.21) per share and $(23.4) million, or $(0.28) per share, respectively in the same periods of the prior year.

We currently have operations in nineteen countries outside of the United States. Revenues derived from international sales were 51% and 41% of license revenue for the three months ended June 30, 2004 and 2003, respectively, and 51% and 39% for the six months ended June 30, 2004 and 2003, respectively. We believe international revenues will continue to be significant in future periods.

SeeBeyond closed sixty-six customer transactions in the three months ended June 30, 2004, up from fifty-four customer transactions from the first quarter of 2004. With license revenue generated across key verticals including financial services and insurance, healthcare and manufacturing, the following customers represent new and existing business in the quarter: Bank Vontobel AG, Capita Business Services, Tenet Health Care, Puerto Rico Electric Power Authority, BBC, BMW Group, united Kingdom MHS, Carrefour, the District of Columbia, DirecTV, Florida Power and Light, The Gap, General Motors, HP Shopping, Lanier Worldwide and Ryder Systems.

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

Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors when all the revenue recognition criteria have been met upon delivery of the product to the distributor, revenues are recognized at that time. We do not offer a right of return on its products.

The fair value of services such as consulting or training is based upon separate sales of these services. Consulting and training services are generally sold on a time-and-materials or fixed fee basis and are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products and generally do not involve significant production, modification or customization to or development of the software.

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

Accounting for income taxes.  We record a valuation allowance to reduce our deferred tax assets by an estimated amount of tax benefits, which is not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to apply against the deferred tax balance. As of June 30, 2004, a valuation allowance equal to the value of the deferred tax assets was maintained.  In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made.

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

Results of Operations

The following table sets forth our results of operations for the three months and six months ended June 30, 2004 and 2003, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	47%	25%	40%	31%
Services	22	34	26	33
Maintenance	31	41	34	36
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Services and maintenance	25	37	27	34
Total cost of revenues	26	38	28	35
Gross profit	74	62	72	65
Operating expenses:
Research and development	23	36	25	33
Sales and marketing	38	48	41	44
General and administrative	10	16	12	14
Restructuring and impairment charges	—	22	—	10
Amortization of sales and marketing warrants	—	—	—	—
Amortization of stock-based compensation	—	—	—	—
Total operating expenses	72	122	78	101
Income (loss) from operations	2	(60)	(6)	(36)
Interest and other income (expense), net	—	—	—	—
Interest expense	—	—	—	—
Income (loss) before provision for income tax	2	(60)	(6)	(36)
Provision for income tax	—	—	—	—
Net income (loss)	2%	(60)%	(6)%	(36)%

Revenues

Total revenues (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
Total revenue	$41,869	$28,857	$13,012	45%	$76,306	$64,679	$11,627	18%

Total revenues increased for the three months and six months ended June 30, 2004 as compared to the same periods of the prior year primarily due to increases in license and maintenance revenues, partially offset by decreases in services revenues.

License revenue (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
License revenue	$19,778	$7,137	$12,641	177%	$30,658	$20,127	$10,531	52%

License revenues increased for the three months and six months ended June 30, 2004 as compared to the same periods in the prior year primarily due to an increase in license revenue in Europe as a result of increased sales of ICAN 5 which was made generally available in October 2003.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004	2003	Change		2004	2003	Change
Services revenue	$9,110	$9,823	$(713)	(7)%	$19,620	$21,055	$(1,435)	(7)%

Services revenues decreased for the three months and six months ended June 30, 2004 as compared to the same periods of the prior year primarily due to a decrease in North American services revenues.  This decrease primarily resulted from a lower demand for our consulting services from our customers in North America due to lower license revenues during the preceding quarterly periods.

Maintenance revenue (in thousands except percentages):

Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, which is typically 12 months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004	2003	Change		2004	2003	Change
Maintenance revenue	$12,981	$11,897	$1,084	9%	$26,028	$23,497	$2,531	11%

Maintenance revenues for the three months and six months ended June 30, 2004 increased as compared to the same periods of the prior year primarily due to renewals of prior period maintenance contracts associated with the increase in our cumulative license revenues.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
Total cost of revenue	$10,996	$10,848	$148	1%	$21,452	$22,941	$(1,489)	(6)%

Total cost of revenues for the three months ended June 30, 2004 remained virtually unchanged as compared to the same period of the prior year with no significant year over year changes in any particular cost of revenue line item.  Total cost of revenues decreased for the six months ended June 30, 2004 as compared to the same period of the prior year primarily due to a decrease in professional services related headcount as part of cost-cutting exercises that were performed during the third and fourth quarters of 2003.

Operating expenses

Research and development expenses (in thousands except percentages):

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our products.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
Research and development	$9,636	$10,449	$(813)	(8)%	$19,376	$21,076	$(1,700)	(8)%

Research and development expenses decreased for the three months and six months ended June 30, 2004 as compared to the same periods of the prior year primarily due to a slight decrease in development expenses during the post-release development period of ICAN 5.  We anticipate research and development expenses to increase slightly in absolute dollars in the foreseeable future.

Sales and marketing expenses (in thousands except percentages):

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of expenditures specific to the marketing group, such as public relations and advertising, trade shows and marketing collateral materials and expenditures.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2004	2003	Change		2004	2003	Change
Sales and marketing expenses	$16,066	$13,959	$2,107	15%	$31,070	$28,440	$2,630	9%

Sales and marketing expenses increased for the three months and six months ended June 30, 2004 as compared to the same periods of the prior year primarily due to an increase in sales commissions, promotional and public relations activities related to the marketing of ICAN 5, and an increase in sales headcount.  We anticipate sales and marketing expenses to remain flat in absolute dollars for the foreseeable future.

General and administrative expenses (in thousands except percentages):

General and administrative expenses consist primarily of personnel and related costs for corporate, executive, human resources, legal, IT, finance and accounting functions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
General and administrative	$4,249	$4,599	$(350)	(8)%	$8,858	$9,225	$(367)	(4)%

General and administrative expenses for the three months and six months ended June 30, 2004 decreased slightly as compared to the same periods of the prior year due to the recovery of certain previously written off bad debts.  There was no other significant period over period changes in any particular general and administrative expense item.  We anticipate general and administrative expenses to increase slightly for the foreseeable future.

Interest and other income (expense), net (in thousands except percentages):

Interest and other income (expense), net consists of interest earned on cash balances, foreign currency gains and losses, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change		2004	2003	Change
Interest and other income (expense), net	$143	$308	$(165)	(54)%	$(70)	$619	$(689)	(111)%

Interest and other income (expense), net for the three months and six months ended June 30, 2004 decreased as compared to the same periods of the prior year primarily due to increases in foreign exchange losses in several of our international subsidiaries, and a decrease in interest income as a result of lower average cash balances.

Liquidity and capital resources

As of June 30, 2004, we had cash and cash equivalents of $64.9 million, a decrease of $5.2 million from $70.1 million held as of December 31, 2003.

Operating activities:

	Six Months Ended
	June 30,
	2004	2003	Change
Net cash used in operating activities	$(5,199)	$(8,102)	$2,903	36%

Net cash used in operating activities for the six months ended June 30, 2004 decreased as compared to the same period of the prior year primarily due to a $4.9 million net loss and receivable balances remaining virtually unchanged for the current year period, as compared to a $23.4 million net loss which was partially offset by a $12.8 million decrease in accounts receivable during the same period in the prior year.

Investing activities:

	Six Months Ended
	June 30,
	2004	2003	Change
Net cash used in investing activities	$(705)	$(4,748)	$4,043	85%

Net cash used in investing activities for the six months ended June 30, 2004 decreased as compared to the same period of the prior year primarily due to a decrease in capital expenditures. We expect capital expenditures in the next three months to remain flat compared to the previous three months.

Financing activities:

	Six Months Ended
	June 30,
	2004	2003	Change
Net cash provided by (used in) financing activities	$722	$(1,081)	$1,803	167%

Net cash provided by (used in) financing activities for the six months ended June 30, 2004 increased as compared to the same period of the prior year primarily due to an increase in proceeds from stock options exercises, partially offset by payments for the purchase of common stock.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly).  The expiration date of the Line has been extended through May 31, 2005.  As of June 30, 2004, $9.7 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of June 30, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of June 30, 2004.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at June 30, 2004 was 4.75%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of June 30, 2004, there was approximately $271,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at June 30, 2004 was 4.75%. As of June 30, 2004 the balance outstanding under this Equipment Advance was approximately $1.25 million.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $1.5 million in 2004, based on the total outstanding balance.

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

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of June 30, 2004, we had an accumulated deficit of approximately $158.9 million. We may continue to incur losses in future periods and we may not achieve or maintain profitability on a quarterly or annual basis.

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

Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, ICAN 5, was announced in March 2003 and made generally available to customers in October of 2003. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

The loss of any significant customer could harm our business and cause our stock price to decline.

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. For example, a single customer accounted for approximately 11% of total revenue during the first quarter of fiscal 2004 and 11% of total revenue during the second quarter of fiscal 2004.  The loss of this customer, or any other significant customer, could cause our revenues to decline, harm our business and cause our stock price to decline.

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

Revenues from the sale of products and services outside the United States accounted for 51% and 41% for the three months ended June 30, 2004 and 2003, respectively and 51% and 39% for the six months ended June 30, 2004 and 2003, respectively.  Revenues from the sale of products and services in the United

Kingdom as a percent of our total revenues were 32% and 13% for the three months ended June 30, 2004 and 2003, respectively and 30% and 14% for the six months ended June 30, 2004 and 2003, respectively. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

From time to time, we have been subject to litigation. Several putative securities class action lawsuits are currently pending against us, our directors and officers. The plaintiffs in these suits allege we and the other defendants made false statements about our operating results and business, while concealing material information. We have reached an agreement in principle, subject to court, approval to settle these suits.  There is no assurance that the court will approve the settlement.  Should the court not approve the settlement, the ultimate outcome of the litigation could harm our business, financial condition and reputation or cause our stock price to decline. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. Although we have begun to accrue amounts relating to legal costs and expenses, we have not accrued any amounts relating to potential damages associated with the putative class action lawsuits. However, because of uncertainties relating to litigation, our decision as to whether to accrue and the amount of our estimates could be wrong.

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

Interest rate risk.  We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of June 30, 2004, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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
Not applicable
(d)
Not applicable
(e)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plan
1/1/04-1/31/04	—
2/1/04-2/29/04	97,336	$4.36	97,336	8,334,000
3/1/04-3/31/04	50,000	$4.40	50,000	8,114,000
4/1/04-4/30/04	—
5/1/04-5/31/04	—
6/1/04-6/30/04	—
Total	147,336	$4.37	147,336	8,114,000

The repurchase plan was announced on February 25, 2003 for up to $10,000,000 of shares repurchased and will terminate in twenty-four months on February 24, 2005.

Item 4.           Submission of Matters to a Vote of Security Holders

Proposal One:  To elect two Class I directors to the Board of Directors to serve for a term of three years or until the annual meeting of shareholders in 2007.

Directors	For	Withhold Authority
John W. Buckley	79,107,847	2,377,536
Steven A. Ledger	78,125,353	3,360,030

Proposal Two:  To ratify the appointment of Ernst & Young LLP as independent auditors for the 2004 fiscal year.

For:	80,136,761
Against:	1,322,491
Abstain:	26,130

Proposal Three:  To approve the amended and restated 1998 stock plan.

For:	41,039,497
Against:	13,151,543
Abstain:	34,620
Non-vote:	27,259,723

Item 6.    Exhibits and reports on Form 8-K

(a)                                                                                                              Exhibits.

Exhibit No.	Description
3.1(f)	Restated Certificate of Incorporation of the Registrant
3.2(f)	Bylaws of the Registrant
4.1(a)	Specimen common stock certificates
10.1(f)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(n)(c)	Amended and Restated 1998 Stock Plan
10.3(a)(c)	2000 Employee Stock Purchase Plan and form of agreements there under
10.5(a)	Registration Rights Agreement dated May 8, 1998, as amended
10.6(a)	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7(a)	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California
10.8(a)	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.9(b)	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10(b)	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.11(e)	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12(e)	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
10.13(d)	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.14(f)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank-California
10.15(f)	Second amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank-California
10.16(f)	Lease Agreement dated as of February 24, 2001 between MWB Business Eschange Limited and the Registrant for premises in Berkshire, United Kingdom
10.17(f)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
10.18(g)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
10.19(g)

Sublease Agreement between the Registrant (Tenant) and The Employees Retirement System of The State Of Hawaii (Landlord) and Loopnet (Subtenant) dated April 23, 2002 for premises in Monrovia, California

10.20(g)	Third Amendment to the Loan and Security Agreement dated as of June 30, 2002 between the Registrant and Comerica Bank-California
10.21(h)	Sublease Agreement between the Registrant (Sublessor) and Fidelity National Information

Services (Sublessee) and The Employees Retirement System of the State of Hawaii (Lessor) dated December 17, 2002 for premises in Monrovia, California
10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002
10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California
10.25(c)(h)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
10.26(c)(k)	Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.
10.27(c)(l)	Employment Letter Agreement between the Registrant and H. Carvel Moore dated July 21, 2003.
10.28(l)	Fifth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated March 26, 2003
10.29(l)	Sixth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated May 30, 2003
10.30(c)(m)	Employment Letter Agreement between the Registrant and Thor Culverhouse dated September 8, 2003.
10.31	Lease Agreement between Mr. T. Devendar Reddy and STC Systems Private Limited dated April 22, 2004 for premises in Hyderabad, India
10.32	Equipment Lease Agreement between Mrs. T. Jhansi Reddy and STC Systems Private Limited dated April 22, 2004 for equipment at leased premises in Hyderabad, India
10.33	Seventh Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated July 29, 2004
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.
(b)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.
(c)	Denotes a management contract or compensatory plan arrangement.
(d)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(e)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.
(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.
(g)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.
(h)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.

(k)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.
(l)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.
(m)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.
(n)	Incorporated by reference to an exhibit in the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 29, 2004

(b)       Reports on Form 8-K.

On April 5, 2004, SeeBeyond filed a report on Form 8-K furnishing the press release that announced its preliminary first fiscal quarter 2004 financial results.

On April 20, 2004, SeeBeyond filed a report on Form 8-K furnishing the press release that announced its first fiscal quarter 2004 financial results.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2004.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA
Barry J. Plaga
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)