Form 10-Q
period 2004-09-30
SEEBEYOND TECHNOLOGY CORP
filed 2004-11-09
CIK 1106842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of November 7, 2004 was 84,771,947.

SeeBeyond Technology Corporation and Subsidiaries

PART I —FINANCIAL INFORMATION

Item 1 . Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$68,106	$70,135
Accounts receivable, net of allowances of $1,531 and $2,373 at September 30, 2004 and December 31, 2003, respectively	34,450	34,333
Prepaid expenses and other current assets	3,210	4,596
Total current assets	105,766	109,064
Property and equipment, net	13,113	15,224
Goodwill	1,391	1,391
Other assets	1,709	2,068
Total assets	$121,979	$127,747
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,487	$5,120
Accrued employee compensation and related expenses	12,538	12,675
Accrued expenses	8,050	9,263
Deferred revenues	31,985	31,221
Equipment line and advance payable	734	3,097
Capital lease payable - current portion	324	310
Total current liabilities	59,118	61,686
Capital lease payable	303	515
Total liabilities	59,421	62,201
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value - 200,000,000 shares authorized; 87,269,395 shares issued and 84,716,243 shares outstanding as of September 30, 2004 and 85,548,522 shares issued and 83,826,520 shares outstanding as of December 31, 2003	8	8
Additional paid-in capital	225,773	222,539
Treasury stock	(6,286)	(3,632)
Deferred stock compensation	—	(47)
Accumulated other comprehensive loss	605	616
Accumulated deficit	(157,542)	(153,938)
Total stockholders’ equity	62,558	65,546
Total liabilities and stockholders’ equity	$121,979	$127,747

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	$17,944	$11,249	$48,602	$31,376
Services	10,090	9,440	29,710	30,495
Maintenance	13,698	11,667	39,726	35,164
Total revenues	41,732	32,356	118,038	97,035
Cost of revenues:
License	331	299	989	1,120
Services and maintenance	10,645	10,041	31,439	32,161
Total cost of revenues	10,976	10,340	32,428	33,281
Gross profit	30,756	22,016	85,610	63,754
Operating expenses:
Research and development	9,657	10,142	29,033	31,218
Sales and marketing	14,623	12,443	45,693	40,883
General and administrative	4,869	3,846	13,727	13,071
Restructuring and impairment charges	—	—	—	6,386
Amortization of sales and marketing warrants	—	48	(14)	172
Amortization of stock-based compensation	—	41	97	213
Total operating expenses	29,149	26,520	88,536	91,943
Income (loss) from operations	1,607	(4,504)	(2,926)	(28,189)
Interest and other income, net	187	123	117	741
Interest expense	(68)	(112)	(201)	(367)
Income (loss) before provision for income tax	1,726	(4,493)	(3,010)	(27,815)
Provision for income tax	416	356	594	442
Net income (loss)	$1,310	$(4,849)	$(3,604)	$(28,257)

Basic net income (loss) per share	$0.02	$(0.06)	$(0.04)	$(0.34)
Diluted net income (loss) per share	$0.01	$(0.06)	$(0.04)	$(0.34)
Number of shares used in calculating:
- basic net income (loss) per share	85,025	83,065	84,628	82,841
- diluted net income (loss) per share	87,830	83,065	84,628	82,841

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,604)	$(28,257)
Adjustments to reconcile net loss to net provided by (used in) operating activities:
Gain on disposal of fixed assets	(34)	(16)
Depreciation and amortization	3,572	4,406
Provision for doubtful accounts receivable	(24)	82
Amortization of sales and marketing warrants	(14)	172
Amortization of stock-based compensation	97	213
Non-cash restructuring and impairment charges	—	4,274
Changes in assets and liabilities:
Accounts receivable	(93)	5,389
Prepaid expenses and other current assets	1,386	(580)
Accounts payable	367	(3,044)
Accrued expenses	(1,350)	(1,297)
Deferred revenues	764	1,100
Net cash provided by (used in) operating activities:	1,067	(17,558)

Cash flows from investing activities:
Purchases of property and equipment	(1,427)	(4,416)
Other	359	(1,294)
Net cash used in investing activities	(1,068)	(5,710)

Cash flows from financing activities:
Repayments on bank lines of credit	(2,363)	(2,363)
Repayments of capital lease obligation	(198)	(173)
Proceeds from issuance of common stock pursuant to employee stock option plan	2,870	1,600
Proceeds from issuance of common stock pursuant to employee stock purchase plan	328	347
Payments for purchase of common stock	(2,654)	(872)
Net cash used in financing activities	(2,017)	(1,461)

Effect of exchange rate changes on cash and cash equivalents	(11)	345
Net decrease in cash and cash equivalents	(2,029)	(24,384)
Cash and cash equivalents at beginning of the period	70,135	94,114
Cash and cash equivalents at end of the period	$68,106	$69,730

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

The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other interim period, and the Company makes no representations related thereto.

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

Services Revenues:  Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Services are generally sold on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e. do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed. Training services are sold either on a per student basis or per class and are recognized as classes are attended.

Maintenance Revenues:  Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under arrangements with distributors revenue is recognized upon delivery of the product to the distributor. The Company does not offer a right of return on its products.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
North America	$23,690	$18,305	$61,140	$58,182
Europe	15,698	10,898	49,290	29,123
Pacific Rim	2,344	3,153	7,608	9,730
Total revenues	$41,732	$32,356	$118,038	$97,035

	September 30, 2004	December 31, 2003
Long-lived assets:
North America	$13,311	$15,341
Europe	1,686	1,894
Pacific Rim	1,216	1,448
Total long-lived assets	$16,213	$18,683

No single customer accounted for more than 10% of the Company’s net revenues during the three months and nine months ended September 30, 2004 and 2003.

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

The following table sets forth the components of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,310	$(4,849)	$(3,604)	$(28,257)
Weighted average outstanding shares of common stock used to compute basic net income (loss) per share	85,025	83,065	84,628	82,841
Dilutive effect of employee stock options	2,805	—	—	—
Common stock and common stock equivalents	87,830	83,065	84,628	82,841
Basic net income (loss) per share	$0.02	$(0.06)	$(0.04)	$(0.34)
Diluted net income (loss) per share	$0.01	$(0.06)	$(0.04)	$(0.34)

Options to purchase approximately 18,088,000 shares of common stock for the nine months ended September 30, 2004, and options to purchase approximately 20,680,000 shares of common stock for the three months and nine months ended September 30, 2003 were not included in the calculations of diluted net income (loss) per share because their effect would be antidilutive. For the three months ended September 30, 2004, options to purchase approximately 2,805,000 shares of common stock were included in the calculations of diluted net income per share. Common stock warrants to purchase 625,000 and 650,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive for the nine months ended September 30, 2004 and the three months and nine months ended September 30, 2003, respectively.

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

The following table sets forth pro forma net loss and pro forma loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,310	$(4,849)	$(3,604)	$(28,257)
Stock-based employee compensation costs, included in net income (loss), as reported	—	41	97	213
Stock-based employee compensation costs if fair value based method had been applied	(3,098)	(2,845)	(8,049)	(9,522)
Pro forma net loss	$(1,788)	$(7,653)	$(11,556)	$(37,566)
Earnings (loss) per share:
Basic - as reported	$0.02	$(0.06)	$(0.04)	$(0.34)
Diluted - as reported	$0.01	$(0.06)	$(0.04)	$(0.34)
Basic and diluted - pro forma	$(0.02)	$(0.09)	$(0.14)	$(0.45)

Note 6.                                  Commitments, Contingencies and Debt

Bank Lines of Credit and Equipment Line Payable

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly).  The expiration date of the Line has been extended through May 31, 2005.  As of September 30, 2004, $11.5 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of September 30, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of September 30, 2004.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at September 30, 2004 was 5.5%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of September 30, 2004, there was approximately $109,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at September 30, 2004 was 5.5%.  As of September 30, 2004, the balance outstanding under this Equipment Advance was approximately $625,000.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $734,000 in 2004.

Note 7.                                  Restructuring

In 2002, the Company recorded restructuring and impairment charges totaling $6.6 million, consisting of $1.7 million for employee termination benefits and related costs associated with headcount reductions, $2.7 million related to future rent obligations for properties abandoned in connection with facilities consolidation and $2.2 million related to the write-down of leasehold improvements, furniture, computer equipment and software and other assets in connection with facilities consolidation and headcount reductions. The headcount reduction of 57 employees was made up of 58% sales and marketing staff, 19% professional services staff, 14% research and development staff and 9% general and administrative staff. The restructuring and impairment charges recorded in 2002 were recorded under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under EITF No. 94-3, the accrual for future rent obligations was recorded when the commitment to abandon the facilities was approved.

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

These restructuring and impairment charges were recorded to better align the Company’s cost structure with changing market conditions. The following table sets forth the Company’s accrued restructuring costs as of September 30, 2004 (in thousands).

	Facilities Consolidation	Termination Benefits	Total

Balance at December 31, 2003	$1,913	$214	$2,127
Cash utilized	(424)	(214)	(638)
Balance at March 31, 2004	1,489	—	1,489
Cash utilized	(425)	—	(425)
Balance at June 30, 2004	1,064	—	1,064
Cash utilized	(385)	—	(385)
Balance at September 30, 2004	$679	$—	$679

Accrued facilities consolidation costs represent future payment obligations on abandoned excess facilities, net of sublease income, and are expected to be paid over the next thirteen months.

Note 8.                                  Legal Proceedings

Beginning on July 3, 2002, several purported class action shareholder complaints were filed in the United States District Court for the Central District of California against the Company and several of our officers and directors. The actions were subsequently consolidated and a consolidated amended complaint was filed purportedly brought on behalf of purchasers of common stock of SeeBeyond Technology Corporation between December 10, 2001 and May 7, 2002.  The complaint generally alleged that defendants made false statements about SeeBeyond’s operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages.   We have entered into an agreement, subject to court approval, to settle this litigation.  The total amount of the settlement is $13.1 million which is to be paid by our insurers.  The settlement provides for a complete dismissal of all claims against SeeBeyond and the individual defendants.

Beginning on September 5, 2002, several derivative lawsuits were filed by purported Company shareholders in the Superior Court of California for the County of Los Angeles.  The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations.  The parties entered into a settlement of this litigation, which has been approved by the court, involving the implementation of certain policies and procedures by the Company and the payment of attorneys’ fees to plaintiffs’ counsel paid by our insurers.

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

Total comprehensive income (loss) was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,310	$(4,849)	$(3,604)	$(28,257)
Other comprehensive income (loss):
Foreign translation adjustment	54	437	(11)	345
Comprehensive income (loss)	$1,364	$(4,412)	$(3,615)	$(27,912)

Note 10.                           Stockholders’ Equity

Treasury Stock

During the three months ended September 30, 2004, the Company repurchased 683,814 shares of its common stock at an average price of $2.91 per share.  As of September 30, 2004, the Company held 2,553,152 shares of its common stock in treasury.

Note 11.                           Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005.  The Company is currently evaluating the effect the adoption of this proposed standard will have on its financial position and results of operations.

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

General Overview

In October 2003, we announced the general availability of our new suite of products, the SeeBeyond Integrated Composite Application Network version 5.0 (“ICAN 5”).   ICAN 5 offers the integration industry’s first fully integrated platform for the development and deployment of composite applications.  ICAN 5 helps organizations to rapidly assemble and deploy enterprise-scale end-user composite applications built on existing systems and infrastructure.

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

Total revenue for the three months and nine months ended September 30, 2004 was $41.7 million and $118.0 million, respectively, as compared to $32.4 million and $97.0 million in the same periods of the prior year.  For the three months ending September 30, 2004, respectively, total revenue was up 29% from the same period in the prior year.

License revenue for the three months ended September 30, 2004 was $17.9 million, a 60% increase over the same period of the prior year.  For the three months ended September 30, 2004, license revenues represented 43% of total revenue with services revenues representing 24% and maintenance revenues representing 33%.  International revenues represented 43% of total revenues for the three months ending September 30, 2004, with Europe revenues representing 38% and Asia Pacific revenues representing 5%.

We closed 75 customer license transactions for the three months ended September 30, 2004, up from 66 customer license transactions for the three months ended June 30, 2004.  For the three months ended September 30, 2004 we closed customer license transactions in key verticals such as financial services, healthcare, manufacturing and retail.  The following customers represent new and repeat business during the quarter:  BMW Group, BNP Paribas, Borders Group, Inc., Dun and Bradstreet, EDS, Emerson, Haworth, Hertz Corporation, Nestle, United Kingdom’s National Health Service (NHS), ORIX Australia, Pegasus Solutions, Phoenix Wealth Management, Societe Generale, St. Paul Travelers, State of South Dakota, Sutter Health and US Oncology, Inc.  We are continuing to drive progress in key areas such as North American sales execution, a renewed focus on strategic alliances development, customer adoption of ICAN 5, which debuted a year ago and composite application development with our existing customer base.

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

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2003 in Item 8: Financial Statements and Supplementary Data of our annual report on Form 10-K for the year ended December 31, 2003. We believe our most critical accounting policies include the following:

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

We assess whether the fee is fixed and determinable and collection is probable at the time of the transaction. In assessing whether the fee is fixed and determinable, we analyze the payment terms of the transaction and other factors, including the nature and class of customer, our historical experience of collecting under our payment terms without granting a concession, the possibility of the product becoming technologically obsolete before the payments become due and the likelihood of the customer asking for a refund. We do not offer a right of return on our products.

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

Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under arrangements with distributors revenue is recognized upon delivery of the product to the distributor.

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

Significant management judgments and estimates must be made when applying our revenue recognition policy.  In the event the application of our revenue recognition policy is incorrect material differences in the amount and timing of revenue could result.

Allowance for doubtful accounts.  We maintain allowances for doubtful accounts based on our analyses of the likelihood that our customers will not pay us all the money they owe. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all our customers we perform analyses, which include a review of their credit profiles, the terms and conditions of the contracts with our customers, and the current economic trends and payment history. We reassess these allowances each accounting period. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statement of operations.

Accounting for income taxes.  We record a valuation allowance to reduce our deferred tax assets to the amount expected to be realized. As of September 30, 2004, a valuation allowance equal to the value of the net deferred tax assets was maintained.  In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

Results of Operations

The following table sets forth our results of operations for the three months and nine months ended September 30, 2004 and 2003, respectively, expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
License	43%	35%	41%	33%
Services	24	29	25	31
Maintenance	33	36	34	36
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Services and maintenance	25	31	26	33
Total cost of revenues	26	32	27	34
Gross profit	74	68	73	66
Operating expenses:
Research and development	23	31	25	32
Sales and marketing	35	39	39	42
General and administrative	12	12	12	14
Restructuring and impairment charges	—	—	—	7
Amortization of sales and marketing warrants	—	—	—	—
Amortization of stock-based compensation	—	—	—	—
Total operating expenses	70	82	76	95
Income (loss) from operations	4	(14)	(3)	(29)
Interest and other income, net	—	—	—	—
Interest expense	—	—	—	—
Income (loss) before income tax provision	4	(14)	(3)	(29)
Provision for income tax	—	1	—	—
Net income (loss)	4%	(15)%	(3)%	(29)%

Revenues

Total revenues (in thousands except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Total revenues	$41,732	$32,356	$9,376	29%	$118,038	$97,035	$21,003	22%

Total revenues increased for the three months and nine months ended September 30, 2004 as compared to the same periods of the prior year primarily due to increases in license and maintenance revenues.

License revenues (in thousands except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
License revenues	$17,944	$11,249	$6,695	60%	$48,602	$31,376	$17,226	55%

License revenues increased for the three months and nine months ended September 30, 2004 as compared to the same periods in the prior year primarily due to an increase in license revenue in Europe as a result of increased sales of ICAN 5 which was made generally available in October 2003.

Services revenues (in thousands except percentages):

Revenues from services include consulting and implementation services, training and reimbursable out-of-pocket expenses. A majority of our customers use third-party systems integrators to implement our products. Customers also typically purchase additional consulting services from us to support their implementation activities.  From time to time, we use third-party systems integrators in a sub-contractor capacity to supplement our own internal services employees. Our consulting services are generally sold on a time and materials or fixed fee basis, and services revenues are recognized as the services are performed. We also offer training services, which are sold on a per student basis and for which revenues are recognized as the classes are attended.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Services revenues	$10,090	$9,440	$650	7%	$29,710	$30,495	$(785)	(3)%

Services revenues increased for the three months ended September 30, 2004 as compared to the same period of the prior year primarily due to a higher demand for our consulting services in EMEA (Europe, Middle East and Africa) due to higher license revenues in the preceding quarterly periods.  Services revenues decreased slightly for the nine months ended September 30, 2004 as compared to the same period of the prior year primarily due to a decrease in North American services revenues.  This decrease primarily resulted from lower average rates earned for our consulting services due to increased competition from other service providers in the industry.

Maintenance revenues (in thousands except percentages):

Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, which is typically 12 months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Maintenance revenues	$13,698	$11,667	$2,031	17%	$39,726	$35,164	$4,562	13%

Maintenance revenues for the three months and nine months ended September 30, 2004 increased as compared to the same periods of the prior year primarily due to renewals of prior period maintenance contracts associated with the increase in our cumulative license revenues.

Cost of revenues (in thousands except percentages):

Cost of revenues consists primarily of compensation and related overhead costs for personnel and sub-contractors engaged in implementation services, maintenance support activities, training and out-of-pocket expenses as well as royalties for third-party products embedded or bundled with our products. Such costs include salaries, employee benefits, incentive compensation, bonuses, travel, rent and allocated facilities and professional fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Total cost of revenues	$10,976	$10,340	$636	6%	$32,428	$33,281	$(853)	(3)%

Total cost of revenues for the three months ended September 30, 2004 increased slightly as compared to the same period of the prior year with no significant year over year changes in any particular cost of revenue line item.  Total cost of revenues decreased slightly for the nine months ended September 30, 2004 as compared to the same period of the prior year primarily due to a decrease in professional services related headcount as part of cost-cutting exercises that were performed during the third and fourth quarters of 2003, as well as the use of sub-contractors to supplement our own consultants.

Operating expenses

Research and development expenses (in thousands except percentages):

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Research and development expenses	$9,657	$10,142	$(485)	(5)%	$29,033	$31,218	$(2,185)	(7)%

Research and development expenses decreased for the three months and nine months ended September 30, 2004 as compared to the same periods of the prior year primarily due to a slight decrease in development expenses during the post-release development period of ICAN 5.  We anticipate research and development expenses to increase slightly in absolute dollars for the foreseeable future.

Sales and marketing expenses (in thousands except percentages):

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of expenditures specific to the marketing group, such as public relations and advertising, trade shows and marketing collateral materials and expenditures.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Sales and marketing expenses	$14,623	$12,443	$2,180	18%	$45,693	$40,883	$4,810	12%

Sales and marketing expenses increased for the three months and nine months ended September 30, 2004 as compared to the same periods of the prior year primarily due to an increase in sales commissions as a result of increases in license revenues, promotional and public relations activities related to the marketing of ICAN 5, and an increase in sales headcount.  We anticipate sales and marketing expenses to increase slightly in absolute dollars for the foreseeable future.

General and administrative expenses (in thousands except percentages):

General and administrative expenses consist primarily of personnel and related costs for corporate, executive, human resources, legal, IT, finance and accounting functions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
General and administrative expenses	$4,869	$3,846	$1,023	27%	$13,727	$13,071	$656	5%

General and administrative expenses for the three months and nine months ended September 30, 2004 increased as compared to the same periods of the prior year primarily due to consulting and related expenses incurred on compliance and review projects related to the requirements imposed by the Sarbanes-Oxley Act of 2002.  There was no other significant period over period changes in any particular general and administrative expense item.  We anticipate general and administrative expenses to increase slightly in absolute dollars for the foreseeable future.

Interest and other income, net (in thousands except percentages):

Interest and other income, net consists of interest earned on cash balances, foreign currency gains and losses, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Interest and other income, net	$187	$123	$64	52%	$117	$741	$(624)	(84)%

Interest and other income, net for the three months ended September 30, 2004 increased as compared to the same period of the prior year primarily due to decreases in foreign exchange losses in several of our international subsidiaries.  Interest and other income, net for the nine months ended September 30, 2004 decreased as compared to the same period of the prior year primarily due to increases in foreign exchange losses in several of our international subsidiaries.

Interest expense (in thousands except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change		2004	2003	Change
Interest expense	$(68)	$(112)	$44	(39)%	$(201)	$(367)	$166	(45)%

Interest expense for the three months and nine months ended September 30, 2004 decreased as compared to the same period of the prior year primarily due to the lower equipment line and equipment advance balances.

Liquidity and capital resources

As of September 30, 2004, we had cash and cash equivalents of $68.1 million, a decrease of $2.0 million from $70.1 million held as of December 31, 2003.

Operating activities:

	Nine Months Ended September 30,
	2004	2003	Change
Net cash provided by (used in) operating activities	$1,067	$(17,558)	$18,625	(106)%

Net cash provided by operating activities for the nine months ended September 30, 2004 was $1.1 million, as compared to cash used in operating activities of $17.6 million for the same period of the prior year.  The cash provided by operating activities in the 2004 period was principally related to changes in operating assets and liabilities; whereas the cash used in operating activities in the comparable period in 2003 was comprised of the $28.3 million net loss which was partially offset by $9.1 million of non-cash charges (principally depreciation and amortization of $4.4 million and restructuring and impairment charges of $4.3 million) and $1.6 million related to changes in operating assets and liabilities.

Investing activities:

	Nine Months Ended September 30,
	2004	2003	Change
Net cash used in investing activities	$(1,068)	$(5,710)	$4,642	(81)%

Net cash used in investing activities for the nine months ended September 30, 2004 decreased as compared to the same period of the prior year primarily due to a decrease in capital expenditures. We expect capital expenditures in the next three months to remain flat compared to the previous three months.

Financing activities:

	Nine Months Ended September 30,
	2004	2003	Change
Net cash used in financing activities	$(2,017)	$(1,461)	$(556)	38%

Net cash used in financing activities for the nine months ended September 30, 2004 increased as compared to the same period of the prior year primarily due to an increase in treasury stock purchases, partially offset by an increase in proceeds from stock options exercises.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly).  The expiration date of the Line has been extended through May 31, 2005.  As of September 30, 2004, $11.5 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of September 30, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of September 30, 2004.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bears interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expires on November 30, 2004. The rate at September 30, 2004 was 5.5%. The Company could draw against the Equipment Line through November 30, 2001. Interest is payable monthly and principal is payable in 36 monthly installments commencing in December 2001. As of September 30, 2004, there was approximately $109,000 outstanding under the Equipment Line. The Equipment Line is secured by certain assets of the Company.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance is payable monthly and principal is payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bears interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. The rate at September 30, 2004 was 5.5%.  As of September 30, 2004, the balance outstanding under this Equipment Advance was approximately $625,000.

Future principal payments on the Equipment Line and the Equipment Advance will aggregate approximately $734,000 in 2004.

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

We rely significantly upon customers making large information technology purchasing decisions as a source of revenue. The general slow-down in capital spending by our customers that we experienced in recent years, if sustained again in future periods, could result in reduced sales or the postponement of sales to our customers. There can be no assurance the level of spending on information technology in general or on business integration software by our customers and potential customers in particular, will increase or remain at current levels in future periods. Lower spending on information technology could result in reduced license sales to our customers, reduced overall revenues, diminished margin levels, and could impair our operating results in future periods.

We have a large accumulated deficit, we may incur future losses and we may not achieve or maintain profitability.

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of September 30, 2004, we had an accumulated deficit of approximately $157.5 million. We may continue to incur losses in future periods and we may not maintain profitability on a quarterly basis, or achieve and sustain profitability on an annual basis.

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

Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, ICAN 5, was announced in March 2003 and made generally available to customers in October 2003. If our competitors release new products that are superior to our Business Integration Suite in performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods.  The loss of any significant customer could cause our revenues to decline, harm our business and cause our stock price to decline.

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

The market for our products is intensely competitive, evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. As a result of increased competition, we may have to reduce the price of our products and services, and we may experience reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and operating results. Our current competitors include vendors offering business application integration and traditional electronic data interchange, or EDI, software products, as well as “in house” information technology departments of potential customers that have developed or may develop systems that provide some or all of the functionality of our Business Integration Suite. We may also encounter competition from major enterprise software developers in the future.

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

Revenues from the sale of products and services outside the United States accounted for 43% for the three months ended September 30, 2004 and 2003 and 48% and 40% for the nine months ended September 30, 2004 and 2003, respectively.  Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 21% and 10% for the three months ended September 30, 2004 and 2003, respectively, and 27% and 13% for the nine months ended September 30, 2004 and 2003, respectively. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

The market for business integration software may not grow as quickly as we anticipate which would cause our revenues to fall below expectations.

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

From time to time, we have been subject to litigation. Several putative securities class action lawsuits are currently pending against us, our directors and officers. The plaintiffs in these suits allege we and the other defendants made false statements about our operating results and business, while concealing material information. We have reached an agreement, subject to court approval, to settle these suits.  There is no assurance that the court will approve the settlement.  Should the court not approve the settlement, the ultimate outcome of the litigation could harm our business, financial condition and reputation or cause our stock price to decline. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources. Although we have begun to accrue amounts relating to legal costs and expenses, we have not accrued any amounts relating to potential damages associated with the putative class action lawsuits. However, because of uncertainties relating to litigation, our decision as to whether to accrue and the amount of our estimates could be wrong.

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

Failure to comply with all of the requirements imposed by Section 404 of the Sarbanes-Oxley Act of 2002 could severely harm our credibility and lead to a reduction in our stock price.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal control over financial reporting in our annual reports on Form 10-K beginning with the annual report we file in 2005.  This report is required to contain an assessment by management of the effectiveness of our internal controls over financial reporting.  In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not be able to fully comply with all of the requirements imposed by Section 404.  Further, if we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and could cause the market price of our common stock to decline.

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

Item 3 .                                Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk.  We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of September 30, 2004, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing  our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

Foreign currency exchange rate risk.  Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, Belgium, France, Germany, India, Italy, Japan, Korea, The Netherlands, New Zealand, Singapore, Spain, Sweden, Switzerland and the United Kingdom. Transaction gains or losses have not been significant in the past and we do not participate in any hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of any of the local currencies of these countries. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

Item 4 .                                Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   Changes in Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plan
7/1/04-7/31/04	70,100	$2.97	217,436	$7,905,803
8/1/04-8/31/04	509,714	$2.89	727,150	$6,432,730
9/1/04-9/30/04	104,000	$2.87	831,150	$6,134,250
Total	683,814	$2.91	831,150	$6,134,250

The repurchase plan was announced on February 25, 2003 to repurchase up to $10,000,000 worth of shares and will terminate on February 24, 2005.

Item 3.                                   Defaults Upon Senior Securities

Not applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

None

Item 5.                                   Other Information

None

Item 6.                                   Exhibits

Exhibit No.	Description
3.1(f)	Restated Certificate of Incorporation of the Registrant
3.2(f)	Bylaws of the Registrant
4.1(a)	Specimen common stock certificates
10.1(f)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(n)(c)	Amended and Restated 1998 Stock Plan
10.3(a)(c)	2000 Employee Stock Purchase Plan and form of agreements there under
10.5(a)	Registration Rights Agreement dated May 8, 1998, as amended
10.6(a)	Lease Agreement dated June 6, 1997 between the Registrant and Boone/Fetter/Occidental I for premises in Monrovia, California
10.7(a)	Lease Agreement dated June 10, 1999 between the Registrant and Franklin Select Realty Trust for premises in Redwood Shores, California
10.8(a)	Lease Agreement dated December 30, 1991 between the Registrant and the Demetriades Family Trust (dated December 20, 1983) for premises in Arcadia, California
10.9(b)	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10(b)	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York,

New York
10.11(e)	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12(e)	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank-California
10.13(d)	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.14(f)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank-California
10.15(f)	Second amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank-California
10.16(f)	Lease Agreement dated as of February 24, 2001 between MWB Business Exchange Limited and the Registrant for premises in Berkshire, United Kingdom
10.17(f)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
10.18(g)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
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

10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002
10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California
10.25(c)(h)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
10.26(c)(k)	Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.
10.27(c)(l)	Employment Letter Agreement between the Registrant and H. Carvel Moore dated July 21, 2003.
10.28(l)	Fifth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated March 26, 2003
10.29(l)	Sixth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated May 30, 2003
10.30(c)(m)	Employment Letter Agreement between the Registrant and Thor Culverhouse dated September 8, 2003.
10.31(o)	Lease Agreement between Mr. T. Devendar Reddy and STC Systems Private Limited dated April 22, 2004 for premises in Hyderabad, India
10.32(o)	Equipment Lease Agreement between Mrs. T. Jhansi Reddy and STC Systems Private Limited dated April 22, 2004 for equipment at leased premises in Hyderabad, India
10.33(o)	Seventh Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated July 29, 2004
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.
(b)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.
(c)	Denotes a management contract or compensatory plan arrangement.
(d)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(e)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.
(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.
(g)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.

(h)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.
(k)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.
(l)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.
(m)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.
(n)	Incorporated by reference to an exhibit in the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 29, 2004
(o)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2004.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA
Barry J. Plaga
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)