Form 10-K
period 2004-12-31
SEEBEYOND TECHNOLOGY CORP
filed 2005-03-09
CIK 1106842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30207

SEEBEYOND TECHNOLOGY CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	95-4249153
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
800 E. Royal Oaks Drive
Monrovia, California 91016
(Address, including zip code, of Principal Executive Office)
(626) 471-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).  Yes  ☒ No  ☐

As of March 8, 2005, there were 85,725,002 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the NASDAQ National Market as of June 30, 2004) was approximately $184,450,549. Shares of common stock held by each executive officer and director and by each entity that owns 5% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate’s status is not necessarily a conclusive determination for other purposes.

DOCUMENT INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held June 17, 2005 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

SEEBEYOND TECHNOLOGY CORPORATION
For the Fiscal Year Ended December 31, 2004
Table of Contents

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in the Risk Factors section below. These factors may cause our actual results to differ materially from any forward-looking statement.

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

Trademarks

SeeBeyond, the SeeBeyond logo, SeeBeyond Technology Corporation, e*Gate, e*Way, AppSolut, DataDental, STC, PROVEN RETURN ON INTEGRATION, DataLoad, STC and Design, DataGate, SeeBeyond E*Xchange, and E*Xchange are registered trademarks of SeeBeyond Technology Corporation in the United States and /or select foreign countries; and eInsight, eXchange, SeeBeyond eIndex Global Identifier, SeeBeyond eVision Studio, SeeBeyond eView Studio, SeeBeyond eBAM Studio, SeeBeyond ePortal Composer, SeeBeyond eGate Integrator, SeeBeyond eWay Intelligent Adapters, SeeBeyond eTL Integrator, SeeBeyond eInsight Orchestrator, SeeBeyond eXchange Integrator, and SeeBeyond eXpressway Integrator, SeeBeyond Integrated Composite Application Network (“ICAN”) are all trademarks of SeeBeyond Technology Corporation. The absence of a trademark from this list does not constitute a waiver of SeeBeyond Technology Corporation’s intellectual property rights concerning that trademark. This document may contain references to other companies, brand and product names. These companies, brand and product names are used herein for identification purposes only and may be the trademarks of their respective owners.

PART I

Item 1:   Business

Overview

SeeBeyond Technology Corporation (the “Company” or “SeeBeyond”) is a leading provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. We believe we offer the world’s first fully integrated composite application network suite for advanced integration and composite application solutions architected from a single, internally developed software code base, encompassing application-to-application integration, business-to-business integration, business process management along with integrated human work flow, portal, Extract Transfer and Load (“ETL”), business activity monitoring and composite application development capabilities. The SeeBeyond® Integrated Composite Application Network Suite 5.0 (“ICAN 5”) builds upon more than fourteen years of continuous development of business integration solutions within and among enterprises. As of December 31, 2004, we had licensed our products to over 2,000 customers worldwide.

Today’s business and economic environment presents organizations with a wide range of challenges. Competitive pressures, macroeconomic volatility, corporate mergers and acquisitions, the ubiquity of the Internet, shortened development and production cycles, shifting supplier relationships and diverse customer demands are forcing organizations to adapt in numerous ways to lower costs and increase revenue. The need to keep Information Technology (“IT”) aligned with the business is an ongoing problem, continually challenged by the increasing rate of change that businesses face. It is simply not viable to embark on substantial reinvestment in IT systems each time the business model demands it. The need for consistency and efficiency across IT systems has, in the past, resulted in rigid architectures that do not respond well to changing requirements. Organizations have made significant investments in a range of custom and packaged software applications such as Enterprise Resource Planning (“ERP”), Supply Chain Management (“SCM”), Customer Relationship Management (“CRM”), decision support and internet technologies. However, these applications generally were not designed to interact with each other, and the proliferation of these diverse technologies has resulted in highly disconnected and disparate information technology infrastructures. These diverse systems and applications often reside on different hardware platforms with varying and incompatible data formats and communication methods. As a result, information remains trapped within isolated systems. The proliferation of these systems, an application backlog and shrinking IT budgets are forcing CIOs to look closely at their IT architectures in an effort to implement cross application rationalization and business process improvement to achieve significant cost savings and greater business visibility.

It is now widely recognized that no organization can survive without an infrastructure that integrates and supports their business processes and enables their transformation and quick adaptation to a constantly changing and fast moving environment. This means integration; between applications, business partners, customers, and thus between business processes giving the ability to develop composite applications across applications and business processes.

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

We have developed a comprehensive solution for business integration, enabling the seamless flow of information across systems, applications and enterprises in real-time on a global basis. The SeeBeyond ICAN 5 suite provides organizations with a flexible and easily configurable software platform to connect applications and systems within an organization and among geographically dispersed enterprises, allowing for continuous and reliable information exchange to meet today’s fast-paced business demands. In contrast to other EAI approaches, we are the only provider in our industry offering a comprehensive solution for business integration where all key integration technologies, including application-to-application, business-to-business, business process management, human work flow, portal, ETL, business activity monitoring and composite application development are seamlessly integrated. Because we have architected all of our products from a single, internally-developed code base, our solutions are fully integrated to deliver faster time-to-market, improved performance and higher reliability for our customers.

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

Our solution provides business benefits in such areas as: single customer or single patient view; multi-channel/multi-product application integration; real-time stock management and vendor-managed inventory. Lack of visibility across the supply chain means that too much capital is locked up in inventory but at the same time sales are lost due to items being frequently out of stock. SeeBeyond recently introduced the RFID Composite Application Network, enabling customers to leverage a comprehensive solution framework to rapidly deploy next generation, composite-based RFID applications. Powered by ICAN 5, the solution enables not only real-time access to RFID events, but also a development environment from which to build and deploy process-centric applications that maximize the return on investment from the vast amount of information made available from RFID readers.

In addition our products allow organizations to unite their IT infrastructure (rather than continually adding to it) in a gradual, controlled way that is not disruptive to an organization’s core business processes. To help our customers achieve this end, our products are designed for rapid deployment, enterprise scalability, operational efficiency and are designed to be open, standards-based and portable.

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

Products

We have been an innovator in enterprise integration solutions since 1989, introducing our first commercial product in 1991. We believe our ICAN 5 suite released in October 2003 is the most usable, scalable and open platform for developing, executing and managing end-to-end integrated business processes as composite applications. The ICAN 5 suite provides a process-driven integration platform that is completely unified, extremely scalable and fully open with support for leading industry standards, technologies, architectures and programming languages to connect applications, systems and processes.

Additionally, the ICAN 5 suite represents the next generation of open integration bringing Application-to-Application (“A2A”) integration, Business-to-Business (“B2B”) integration, and Business Process Management (“BPM”) together with Web services, System-Oriented Architecture (“SOA”), Java 2 Enterprise Edition (“J2EE”) Application Servers, ETL capabilities, Business Activity Monitoring (“BAM”) capabilities, Data Quality Management, Composite View Generation, Indexing, Workflow and Portals.

The ICAN 5 suite is comprised of the following components:

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

eIndex™ Global Identifier 5.0 is an Enterprise Master Patient Index (“EMPI”) solution. eIndex creates a cross-reference of patient information kept current by rules that healthcare organizations define to identify, match and update patient data originating from multiple source applications.

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

Professional Services

Our customers typically purchase consulting services from us to support their implementation activities. We offer professional services with the initial deployment of our product, as well as on an ongoing basis to address continuing customer needs. Our consulting services range from architectural planning to complete development and deployment of our products. In each case, these services are tailored to meet each customer’s needs. Our professional services organization also provides comprehensive education at our new, state-of-the-art training facility, as well as on-site courses for both customers and partners. Many of our professional services employees have advanced degrees and/or substantial industry experience in systems architecture and design. We expect the number of service professionals and the scope of the services we offer will increase as we continue to address the expanding enterprise infrastructure needs of large organizations.

Sales, Alliances and Marketing

Sales

We license our products and sell our services primarily through our direct sales organization, complemented by the selling and support efforts of systems integrators and our relationships with independent software vendors. In the United States, we maintain sales offices in the greater metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, San Francisco and Washington DC. In Europe, we maintain sales offices in Belgium, Denmark, France, Germany, Italy, The Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region we have sales offices in Australia, Japan, Korea, New Zealand and Singapore. Our direct sales force works closely with our professional services organization, which provides pre-sales support to potential customers on product information and deployment capabilities. Sales to customers outside North America totaled $78.3 million for the year ended December 31, 2004. For a geographic breakdown of our revenue and long-lived assets, see Note 3 to our consolidated financial statements included elsewhere in this report.

Our sales process requires our sales professionals to work closely with targeted customers to identify both the business as well as the technical value derived from a real-time information network. Our sales team, which includes both sales and technical professionals, then works with the customer to develop a proposal to address the customer’s specific needs and highlight the potential business and financial benefits. The length of our sales cycle generally ranges from 90 to 180 days, depending on the customer’s industry and the size of the project.

Alliances

To promote additional market penetration of our products, we have established strategic alliances with several of the largest independent systems integrators, including Accenture, Cap Gemini, Computer Sciences Corporation, Braxton (formerly Deloitte Consulting), Electronic Data Systems Corporation and First Consulting Group. In addition to these strategic alliances, we also have relationships with other systems integrators, including Booz-Allen & Hamilton and BearingPoint (formerly KPMG Consulting). We also maintain close relationships with several leading independent software vendors and technology providers, including Hewlett Packard, Retek, Siebel Systems and Sun Microsystems. Our alliances with system integrators and technology vendors position us as a preferred business integration software provider. We believe these alliances have enabled us to increase market awareness of our products and increase sales.

Through our global software partner program, we license our technology to leading independent software vendors, so we can embed components of the ICAN 5 suite into their products on a limited basis for seamless integration with specific applications. These relationships allow these companies to resell our products to their customers worldwide and provide our sales force opportunities to cross-sell additional SeeBeyond products and services to these same customers. We have OEM and reseller agreements with a number of software vendors, including Siebel Systems and Retek.

Marketing

A key focus of our marketing efforts is around creating awareness of our products and services, and identifying and educating partners as well as potential customers on the business and technical value of the SeeBeyond ICAN Suite 5; an integrated composite application network suite for advanced integration and composite application solutions. Our solution built on an open standards-based platform delivers a framework to develop composite applications across the business—and SeeBeyond is the only company that provides the architecture to build these applications. The challenge for the marketing function is to make people see the benefits of this new approach. This is only possible if they can stop thinking about the different categories of products that have been available until now, and instead step back and take a more holistic view. Our marketing activities include advertising, direct mail, seminars, customer marketing, tradeshows and industry conferences. We also have a public relations program focused on the trade, financial and business press as well as industry analysts.

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

Customer Service and Support

We provide “Follow the Sun” support for all of our products on a global basis 24 hours a day, seven days a week. Our support centers are located in California, the United Kingdom and Australia. Each of these support centers tracks support incidents on one global IT system, providing a consistent level of service worldwide. Customers have the option to log, track and update their service and support inquiries electronically, via the web, telephone, or a combination of both. Our customer service group handles incoming calls, shipping requests, call logging, maintaining customer information and responding to basic product questions. Our technical support/engineering group is responsible for all technical incidents until resolution and is responsible for meeting targeted response times and providing regular updates. We provide customers Escalation Management with a dedicated resource to assure continuity through any escalation. We have developed several new programs for Go-live, Major Accounts, and Vertical Support. Our Technical Assistance Group (“TAG”) provides emergency on site support within the United States. Our technical support/engineering group coordinates with our product development group for product maintenance.

Competition

The market for our products is intensely competitive, evolving, and subject to rapid technological change. The intensity of competition is expected to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any one of which could significantly reduce our future revenues and increase operating losses.

We face competition from other vendors offering integration and EAI software products. These vendors include IBM, Microsoft, Tibco Software Inc., Vitria Technology Inc. and webMethods Inc. We believe none of these companies has a suite of integration products as complete as ours, but BEA, IBM and Microsoft offer products outside our segment and routinely bundle such products with EAI components. In the future, some of these companies may expand their products to enhance their functionality to provide a solution more similar to ours. “In house” information technology departments of potential customers have developed or may develop systems that provide for some of the functionality of the SeeBeyond ICAN Suite 5. In particular, it can be difficult to sell our products to a potential customer whose internal development group has already made large investments in and progress towards completion of systems our product is intended to replace. We also face competition from major enterprise software developers including Oracle, PeopleSoft, SAP and Siebel, whose software applications perform some limited functionality similar to our solution.

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

We believe the principal competitive factors affecting the market for our products and services include product functionality and features, product price and performance, ease of implementation, market awareness, quality of professional services offerings, acceptance of product or vendor by leading system integrators, quality of customer support services, quality of training and documentation and vendor and product reputation. Although we believe our solutions generally compete favorably with respect to these factors, the market is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

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

We license our products pursuant to license agreements that prohibit reverse engineering or de-compilation of our software, impose restrictions on the licensee’s ability to utilize the software and provide for specific remedies in the event of a breach of these restrictions. In addition, we take measures to avoid disclosure of our trade secrets, including but not limited to requiring employees, customers and others with access to our proprietary information to execute confidentiality agreements with us which define the unauthorized uses and disclosures of our trade secrets and other proprietary materials and information. Additionally, we restrict access to our source code.

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

Employees

As of December 31, 2004, we had a total of 814 employees, including 340 in product development, 183 in sales and marketing, 64 in customer support, 140 in professional services and training, and 87 in operations, administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider relations with our employees to be good.

Available Information

You may request a copy of our quarterly and annual report filings and our other regular filings with the U.S. Securities Exchange Commission (“SEC”), free of charge, by writing or telephoning us at 800 E. Royal Oaks Drive, Monrovia, CA, 91016, our principal executive office. Our telephone number at this address is (626) 471-6000. Our principal Internet address is http://www.seebeyond.com and our SEC filings are available on our website as soon as reasonably practicable after we electronically file such material with the SEC. Our public filings are also available from the SEC’s web site at http://www.sec.gov. The information on our website is not incorporated by reference into this report.

Item 2:   Properties

Our principal executive and corporate offices are located in Monrovia, California, where we lease a total of approximately 200,000 square feet under leases that expire from 2005 to 2014. In the United States, we have sales offices in the greater metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, San Francisco and Washington DC. In Europe, we have sales offices in Belgium, Denmark, France, Germany, Italy, The Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, Korea, New Zealand and Singapore under leases that cover from 200 to 9,600 square feet and expire from May 2005 to October 2013. We believe these facilities are adequate for our current operations and additional space can be obtained on commercially reasonable terms if needed.

Item 3:   Legal Proceedings

We are party to routine claims and suits brought against us in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on our business, financial condition or results of operation.

Information with respect to this item is incorporated by reference from Note 6 of the Notes to the Consolidated Financial Statements included in this Report on Form 10-K.

Item 4:   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5:   Market for the Company’s Common Stock, Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “SBYN.” The following table shows, for the quarters indicated, the high and low per share closing prices of our common stock, as reported by the Nasdaq National Market:

	High	Low
Year ended December 31, 2004:
March 31, 2004	$3.76	$2.83
June 30, 2004	3.60	2.64
September 30, 2004	4.74	3.00
December 31, 2004	5.60	3.79
Year ended December 31, 2003:
March 31, 2003	$2.93	$2.02
June 30, 2003	3.10	2.08
September 30, 2003	3.10	1.94
December 31, 2003	4.29	2.56

Holders of Record

We had 341 stockholders of record as of December 31, 2004. Because many of our shares of common stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock. The Company currently intends to invest cash generated from operations, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results and current and anticipated cash needs.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plan
October 2004	—	—	—	—
November 2004	—	—	—	—
December 2004	75,800	$2.92	906,950	$5,912,914
Total	75,800	$2.92	906,950	$5,912,914

A two year Stock Repurchase Plan (“Repurchase Plan”) was announced on February 25, 2003 for up to $10,000,000 of shares repurchased and expired on February 24, 2005

Item 6:   Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The Consolidated Statements of Operations Data for the years ended December 31, 2004, 2003 and 2002, and the Consolidated Balance Sheet Data as of December 31, 2004 and 2003, are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The Consolidated Statements of Operations Data for the years ended December 31, 2001 and 2000, and the Consolidated Balance Sheet Data as of December 31, 2002, 2001 and 2000, are derived from the audited Consolidated Financial Statements not included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$70,271	$51,815	$67,243	$109,628	$65,403
Services	39,514	38,662	43,562	51,669	36,650
Maintenance	54,013	47,364	39,945	29,302	16,205
Total revenues	163,798	137,841	150,750	190,599	118,258
Cost of revenues:
License	1,030	1,375	2,322	2,004	569
Services and maintenance	42,606	41,028	45,425	48,609	35,865
Total cost of revenues	43,636	42,403	47,747	50,613	36,434
Gross profit	120,162	95,438	103,003	139,986	81,824
Operating expenses:
Research and development	39,117	41,012	34,443	29,224	19,175
Sales and marketing	61,905	57,044	66,520	95,507	76,689
General and administrative	19,132	17,913	18,609	21,208	17,231
Restructuring and impairment charges	—	6,433	6,625	3,426	—
Amortization of goodwill	—	—	—	319	—
Amortization of sales and marketing warrants	(14)	190	380	5,892	6,798
Amortization of stock-based compensation	97	277	775	1,815	3,878
Total operating expenses	120,237	122,869	127,352	157,391	123,771
Loss from operations	(75)	(27,431)	(24,349)	(17,405)	(41,947)
Interest income and other income and expense	575	1,006	1,365	608	1,657
Interest expense	(238)	(382)	(263)	(173)	(1,680)
Income (loss) before income tax (benefit) provision	262	(26,807)	(23,247)	(16,970)	(41,970)
Income tax (benefit) provision	(80)	691	697	463	—
Net income (loss)	342	(27,498)	(23,944)	(17,433)	(41,970)
Accretion on preferred stock	—	—	—	—	769
Net income (loss) available to common stockholders	$342	$(27,498)	$(23,944)	$(17,433)	$(42,739)
Basic net income (loss) per share	$0.00	$(0.33)	$(0.29)	$(0.24)	$(0.69)
Diluted net income (loss) per share	$0.00	$(0.33)	$(0.29)	$(0.24)	$(0.69)
Number of shares used in computing:
—basic net income (loss) per share	84,644	83,002	82,145	71,346	61,909
—diluted net income (loss) per share	88,736	83,002	82,145	71,346	61,909

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,148	$70,135	$94,114	$47,039	$29,428
Working capital	51,130	47,378	68,449	37,890	24,133
Total assets	131,094	127,747	157,043	105,764	84,958
Deferred revenue	36,537	31,221	28,141	23,858	19,657
Long-term liabilities	28	515	4,010	1,412	400
Total stockholders’ equity	67,373	65,546	89,638	50,646	36,039

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes of SeeBeyond Technology Corporation appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding anticipated costs and expenses, anticipated gross margins, mix of revenues and plans for introducing new products and services. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, under “Risk Factors” and elsewhere in this Form 10-K.

Overview

We were founded in 1989 and sold our first products and services in 1991 under the name “Software Technologies Corporation.” From 1991 to 1998 our sales and marketing efforts were primarily focused on customers in the healthcare industry. In 1998, we began to significantly increase our sales and marketing expenses to target customers in other vertical markets, such as financial services/insurance, manufacturing, retail/eCommerce/services, telecommunications, energy services and government.

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

We derive revenues primarily from three sources: licenses, services and maintenance. We sell our products and services on a global basis through our direct sales force, and through alliances with leading systems integrators, and in other instances, through value-added resellers and technology vendors. Our products are typically licensed directly to customers for a perpetual term, with pricing based on the number of systems or applications the customer is integrating or connecting with our products. We record license revenues when a license agreement has been signed by both parties, the fee is fixed or determinable, collection of the fee is probable, delivery of our products has occurred and no other significant obligations remain. Payments for licenses, services and maintenance received in advance of revenue recognition are recorded as deferred revenue.

Total revenue for the year ended December 31, 2004 was $163.8 million compared to $137.8 million for the year ended December 31, 2003, an increase of 19% from the prior year. License revenue for the 2004 fiscal year was $70.3 million compared to $51.8 million for the 2003 fiscal year, an increase of 36% from the prior year. Net income for the 2004 fiscal year was $342,000 compared to a net loss of $27.5 million for the prior year.

International revenues represented approximately 48% of total revenues for 2004 fiscal year, with European revenues representing approximately 43% and Asia Pacific revenues representing approximately 5%.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the consolidated financial statements as of and for the year ended December 31, 2004 included elsewhere in this report. We believe our most critical accounting policies include the following:

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

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts based on our analyses of the likelihood that our customers will not pay us all the amounts due us. In circumstances where there is knowledge of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably believed to be collected. For all our customers we perform analyses, which include a review of their credit profiles, the terms and conditions of the contracts with our customers, and the current economic trends and payment history. We reassess these allowances each accounting period. If actual payment experience with our customers is different than our estimates, adjustments to these allowances may be necessary resulting in additional charges to our statement of operations.

Accounting for income taxes.    The income tax benefit recorded for the year ended December 31, 2004 reflects the expected realization of a portion of the future deductible temporary differences and net operating losses primarily related to our foreign subsidiaries. We record a valuation allowance to reduce our deferred tax assets by the estimated amount of tax benefits which are not expected to be realized. Tax benefits will not be realized if we do not generate sufficient taxable income in the future to utilize those deferred tax assets. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”), involves the evaluation of a number of factors concerning the ability to realize our deferred tax assets. In concluding that a valuation allowance was required on the remaining net deferred tax assets, we primarily considered such factors as our history of operating losses and expected future income or losses and the nature of our deferred tax assets in specific jurisdictions. In the event that we determine we are able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would increase income in the period such a determination was made.

Significant management judgment is required for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. In the event actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

In addition, Federal and state income taxes have not been provided for accumulated undistributed earnings of our foreign subsidiaries. We intend to permanently reinvest such earnings in those foreign subsidiaries. The amount of earnings designated as indefinitely reinvested offshore is based upon the Company’s expectations of the future cash needs of its entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated. In the event actual cash needs of the Company’s U.S. entity exceeds its current expectations or the actual cash needs of its foreign entities are less than expected, the Company may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenues:

	Years Ended December 31,
	2004	2003	2002
Revenues:
License	43%	38%	45%
Services	24	28	29
Maintenance	33	34	26
Total revenues	100	100	100
Cost of revenues:
License	1	1	2
Services and maintenance	26	30	30
Total cost of revenues	27	31	32
Gross profit	73	69	68
Operating expenses:
Research and development	23	30	23
Sales and marketing	38	41	44
General and administrative	12	13	12
Restructuring and impairment charges	—	5	4
Amortization of sales and marketing warrants	—	—	—
Amortization of stock-based compensation	—	—	1
Total operating expenses	73	89	84
Income (loss) from operations	—	(20)	(16)
Interest income and other income and expense	—	—	—
Interest expense	—	—	—
Income (loss) before income tax (benefit) provision	—	(20)	(16)
(Benefit) provision for income tax	—	—	—
Net income (loss)	0%	(20)%	(16)%

Comparison of Years Ended December 31, 2004, 2003 and 2002

Revenues

Total revenues (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Total revenues	$163,798	$137,841	$150,750	$25,957	19%	$(12,909)	(9)%

Total revenues increased from 2003 to 2004 primarily due to increases in license and maintenance revenues. Total revenues decreased from 2002 to 2003 primarily due to a global economic slowdown and a reduction in information technology spending in general and in part from our customers delaying the decision to purchase from us because of the release of our new ICAN 5 suite of products which were made generally available in October 2003.

License revenues (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
License revenues	$70,271	$51,815	$67,243	$18,456	36%	$(15,428)	(23)%

License revenues increased from 2003 to 2004 primarily as a result of increased sales of ICAN 5 which was made generally available in October 2003. The decrease in our license revenues from 2002 to 2003 was due primarily to the global economic slowdown and a reduction in information technology spending in general and in part from our customers delaying the decision to purchase from us pending the release of our new ICAN 5 suite of products.

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

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Services revenues	$39,514	$38,662	$43,562	$852	2%	$(4,900)	(11)%

Services revenues increased from 2003 to 2004 primarily due to a higher demand for our consulting services due to higher license revenue during the year. The decrease in the absolute dollar amount of services revenues from 2002 to 2003 was primarily due to a decline in consulting services that resulted from the decrease in license revenue in the corresponding period.

Maintenance revenues (in thousands except percentages):

Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, which is typically 12 months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Maintenance revenues	$54,013	$47,364	$39,945	$6,649	14%	$7,419	19%

The increases in the absolute dollar amount of maintenance revenues from 2003 to 2004 and 2002 to 2003 were primarily due to increased cumulative license sales of our products and the renewals of prior period maintenance contracts, which had increased consistent with the increase in our cumulative license revenues.

Cost of revenues (in thousands except percentages):

Cost of revenues consists of compensation and related overhead costs for personnel and sub-contractors engaged in implementation services, maintenance support activities, training and out-of-pocket expenses as well as royalties for third-party products embedded or bundled with our products. Such costs include salaries, employee benefits, incentive compensation, bonuses, travel, rent and allocated facilities and professional fees.

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Total cost of revenues	$43,636	$42,403	$47,747	$1,233	3%	$(5,344)	(11)%

Total cost of revenues from 2003 to 2004 increased slightly with no significant year over year changes in any particular cost of revenue line item. The decrease in the cost of license revenues from 2002 to 2003 was in part due to a decrease in professional services staff and in part due to a decrease in the proportion of products we sold that contains third-party software embedded or bundles with our software product offerings. The decrease in the absolute dollar amount of cost of services and maintenance revenues from 2002 to 2003 was primarily due to a decrease in professional services staff and a decrease in the use of third-party contractors during the year, as compared to the same period in the previous year.

Operating expenses

Research and development expenses (in thousands except percentages):

Research and development expenses consist of personnel, third party contractors and related costs associated with the development and enhancement of our products.

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Research and development expenses	$39,117	$41,012	$34,443	$(1,895)	(5)%	$6,569	19%

Research and development expenses decreased from 2003 to 2004 primarily due to a slight decrease in development expenses during the post-release development period of our ICAN 5 suite. The increase in the absolute dollar amount of research and development expenses from 2002 to 2003 were primarily due to the increase in the number of software development personnel and quality assurance personnel to support our product development, documentation and testing activities related to the development of the ICAN 5 products. We anticipate research and development expenses will increase slightly in absolute dollars in the foreseeable future as we transition our product development efforts to new products due to the completion of ICAN 5 product suite and continue to enhance and extend our product suites.

Sales and marketing expenses (in thousands except percentages):

Sales and marketing expenses consist of personnel and related costs of our direct sales force and marketing staff and the cost of expenditures specific to the marketing group, such as public relations and advertising, trade shows and marketing collateral materials and expenditures.

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Sales and marketing expenses	$61,905	$57,044	$66,520	$4,861	9%	$(9,476)	(14)%

Sales and marketing expenses increased from 2003 to 2004 primarily due to an increase in sales commissions as a result of an increase in license revenues, an increase in promotional and marketing activities related to the ICAN 5 product suite, and an increase in sales headcount. The decrease in the absolute dollar amount in sales and marketing expenses from 2002 to 2003 was due primarily to lower headcount and a decrease in promotional and public relations activities, as well as a decrease in sales commissions that resulted from lower license revenue during 2003. We anticipate sales and marketing expenses to increase slightly in absolute dollars for the foreseeable future.

General and administrative expenses (in thousands except percentages):

General and administrative expenses consist of personnel and related costs for corporate, executive, human resources, legal, IT, finance and accounting functions.

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
General and administrative expenses	$19,132	$17,913	$18,609	$1,219	7%	$(696)	(4)%

General and administrative expenses increased from 2003 to 2004 primarily due to consulting and related expenses incurred on compliance and review projects related to the requirements imposed by the Sarbanes-Oxley Act of 2002. The decrease in the absolute dollar amounts from 2002 to 2003 was primarily due to lower headcount as compared to the previous years. We anticipate general and administrative expenses to remain flat for the foreseeable future.

Restructuring and impairment charges (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Restructuring and impairment charges	$—	$6,433	$6,625	$(6,433)	(100)%	$(192)	(3)%

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

These restructuring and impairment charges were recorded to better align the Company’s cost structure with changing market conditions. The following table sets forth the Company’s accrued restructuring costs as of December 31, 2004 (in thousands).

	Facilities Consolidation	Asset Impairment	Termination Benefits	Total
2001 charges	$—	$—	$3,426	$3,426
Cash utilized	—	—	(2,976)	(2,976)
Balance at December 31, 2001	—	—	450	450
2002 charges	2,666	2,279	1,680	6,625
Non-cash write down of fixed assets	—	(2,279)	—	(2,279)
Cash utilized	(183)	—	(664)	(847)
Balance at December 31, 2002	2,483	—	1,466	3,949
Adjustment of prior estimates	(7)	(421)	(516)	(944)
2003 charges	1,214	4,274	1,889	7,377
Non-cash write down of fixed assets	—	(3,853)	—	(3,853)
Cash utilized	(1,777)	—	(2,625)	(4,402)
Balance at December 31, 2003	1,913	—	214	2,127
Cash utilized	(1,397)	—	(214)	(1,611)
Balance at December 31, 2004	$516	$—	$—	$516

Accrued future rent obligations represent the estimated future rent expense on abandoned excess facilities, net of sublease income, which we expect to pay over the next thirteen months.

Amortization of sales and marketing warrants (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Amortization of sales and marketing warrants	$(14)	$190	$380	$(204)	(107)%	$(190)	(50)%

Amortization of sales and marketing warrants decreased from 2003 to 2004 primarily due to a warrant issued to a strategic marketing partner being fully vested and amortized during 2004. Amortization of sales and marketing warrants decreased from 2002 to 2003 primarily due to a decrease in the value of the unvested portion of the warrant.

Amortization of stock-based compensation (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Amortization of stock-based compensation	$97	$277	$775	$(180)	(65)%	$(498)	(64)%

In connection with the grant of certain stock options to employees and non-employee directors during 2004, 2003, 2000 and 1999, we recorded total deferred compensation of $8.5 million, of which approximately $97,000, $277,000 and $775,000 was expensed in 2004, 2003 and 2002, respectively as amortization of stock-based compensation.

Interest income and other income and expense (in thousands except percentages):

Interest income and other income and expense consists of interest earned on cash balances, foreign currency gains and losses, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items.

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Interest income and other income and expense	$575	$1,006	$1,365	$(431)	(43)%	$(359)	(26)%

Interest income and other income and expense decreased from 2003 to 2004 primarily due to increases in foreign exchange losses in several of our international subsidiaries. The decrease in interest income and other income and expense from 2002 to 2003 was primarily due to a decrease in interest income as a result of lower interest rates and lower average cash balances during 2003.

Interest expense (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Interest expense	$(238)	$(382)	$(263)	$144	(38)%	$(119)	45%

Interest expense primarily consists of interest expense on our equipment lines of credit. Interest expense decreased from 2003 to 2004 due to lower equipment line and equipment advance balances. The increase in interest expense from 2002 to 2003 was due to interest expense incurred as a result of a $5.0 million equipment advance that was added to our line of credit in December 2002.

Income tax (benefit) provision (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Income tax (benefit) provision	$(80)	$691	$697	$(771)	(112)%	$(6)	(1)%

Income tax benefit in 2004 consists primarily of foreign withholding taxes and income taxes due in certain foreign jurisdictions, offset by a decrease in the valuation allowance of $736,000 as a result of a reversal of a portion of the valuation allowance previously recorded against the net operating losses and other deferred tax assets of certain foreign jurisdictions. Income tax expense in 2003 and 2002 consists primarily of foreign withholding taxes and income taxes due in certain foreign jurisdictions. As of December 31, 2004, we had net U.S. operating loss carryforwards of approximately $120.0 million for federal and $90.0 million for state, which expire through 2024 for federal and 2014 for state taxes. We also had available tax credit carryforwards of approximately $7.0 million and $7.5 million for federal and California, respectively which expire through 2024. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had net deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $77.7 million as of December 31, 2004. The realization of the benefits of deferred tax assets including net operating losses and tax credits are dependent on sufficient taxable income in future years. Possible lack of future earnings or a change in the ownership of the Company could adversely affect our ability to utilize these tax attributes. A valuation allowance of approximately $77.0 million has been recorded for the portion of net deferred tax assets which management believes uncertainties exist regarding the future realization of these assets. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents of $73.1 million, an increase of $3.0 million from $70.1 million held as of December 31, 2003.

Accounts receivable, net of allowances, increased approximately $3.7 million to $38.0 million at December 31, 2004 from $34.3 million at December 31, 2003. The timing of receivable collections and revenue recorded within a given quarter will affect our accounts receivable balances going forward.

Operating activities (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Net cash provided by (used in) operating activities	$7,105	$(17,797)	$(3,736)	$24,902	(140)%	$(14,061)	376%

The increase in cash provided by operating activities from 2003 to 2004 reflects primarily the change from a net loss in 2003 to net income in 2004, increases in accounts payable and deferred revenues, offset by decreases in non-cash restructuring and impairment charges and an increase in accounts receivable. The increase in cash used in operating activities from 2002 to 2003 reflects primarily increases in net loss and accounts receivable and a decrease in accounts payable, partially offset by an increase in accrued compensation and related expenses and non-cash restructuring and impairment charges.

Investing activities (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Net cash used in investing activities	$(2,058)	$(5,792)	$(15,227)	$3,734	(64)%	$9,435	(62)%

The decreases from 2003 to 2004 and from 2002 to 2003 are related primarily to a decrease in capital expenditures. We expect capital expenditures in fiscal 2005 to remain consistent with 2004.

Financing activities (in thousands except percentages):

	Years Ended December 31,			Change
	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Net cash used in financing activities	$(2,408)	$(1,105)	$64,954	$(1,303)	118%	$(66,059)	(102)%

The increase in net cash used in financing activities from 2003 to 2004 is primarily due to an increase in payments for the purchase of common stock partially offset by an increase in proceeds from stock option exercises. The increase in net cash used in financing activities from 2002 to 2003 related primarily to the completion of our secondary public offering in February 2002 in addition to a net borrowing on our bank lines of credit during 2002.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly). The expiration date of the Line has been extended through May 31, 2005. As of December 31, 2004, $11.1 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of December 31, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of December 31, 2004.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bore interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expired on November 30, 2004. All amounts outstanding under the Equipment Line had been repaid by December 31, 2004.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance was payable monthly and principal was payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bore interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. All amounts outstanding under the Equipment Advance had been repaid by December 31, 2004.

In February 2002, we completed a secondary public offering of 6,572,623 shares of common stock at $9.57 per share and realized proceeds, net of underwriting discounts, commissions and issuance costs of approximately $59.0 million.

In November 2002, we completed the repurchase of 1,200,000 shares of our common stock at $2.30 per share.

In July 2003, we repurchased 522,002 shares of our common stock at $2.38 per share from a former officer of the Company. Approximately $370,000 of the re-purchase amount was charged to compensation expense.

During the year ended December 31, 2004, we repurchased 906,950 shares of our common stock at an average price of approximately $3.14 per share.

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

Future minimum payments required under capital leases, together with the net present value of such payments, and future minimum lease payments required under operating leases, by year and in the aggregate, with initial terms of one year or more, consisted of the following at December 31, 2004 (in thousands):

	Operating Leases			Capital Leases
	Lease Expense	Sublease Income	Net	Lease Payments
Years ended December 31,
2005	$9,211	154	$9,057	$778
2006	5,830	—	5,830	12
2007	4,997	—	4,997	11
2008	4,472	—	4,472	—
2009	4,305	—	4,305	—
Thereafter	17,830	—	17,830	—
	$46,645	$154	$46,491	801
Less: amount representing interest				(25)
Net present value				776
Less: current portion				(748)
Long-term portion				$28

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual period that begins after June 15, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R is expected to materially increase stock compensation expense and decrease net income, however the impact cannot be determined at this time. In addition, SFAS 123R requires the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operating activities.

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

A downturn in the general economy or a continuation of the industry trend toward reducing or delaying additional information technology spending due to cost-cutting pressures could reduce demand for our products and services.

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

We have a large accumulated deficit, we may incur future losses and we may not maintain profitability.

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of December 31, 2004, we had an accumulated deficit of approximately $153.6 million. We may continue to incur losses in future periods and we may not maintain profitability on a quarterly basis, or achieve and sustain profitability on an annual basis.

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

Substantially all of our license revenues have been, and are expected to continue to be, derived from the license of our Business Integration Suite. Accordingly, our future operating results will depend on the demand for our Business Integration Suite by future customers, including new and enhanced releases that are subsequently introduced. Our latest version of the Business Integration Suite, ICAN 5, was made generally available to customers in October 2003. If our competitors release new products that are superior to our Business Integration Suite in functionality, performance or price, or if we fail to enhance our Business Integration Suite and introduce new products in a timely manner, demand for our products may decline, and we may have to reduce the pricing of our products. A decline in demand or pricing for our Business Integration Suite as a result of these or other factors would significantly reduce our revenues.

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

We do not have long-term sales contracts with any of our customers. There can be no assurance that any of our customers will continue to purchase our products in the future. As a result, a customer that generates substantial revenue for us in one period may not be a source of revenue in subsequent periods. Because a significant portion of our revenues are derived from repeat customer business, the loss of any significant customer or the failure of such a customer to license additional products and services from us, could cause our revenues to decline, harm our business and cause our stock price to decline.

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

Revenues from the sale of products and services outside the United States accounted for 48%, 41% and 35% during 2004, 2003 and 2002, respectively. Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 27%, 16% and 13% for 2004, 2003 and 2002, respectively. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

New regulations related to equity compensation will adversely affect our operating results and may affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as an important component of our employee compensation packages. We believe that our stock option plan is an essential tool to link the long-term interests of our stockholders and employees, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has implemented changes to United States generally accepted accounting principles requiring us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The changes implemented by FASB relating to the accounting for equity compensation plans are scheduled to go into effect in mid-2005. This accounting pronouncement will negatively impact our operating results and could affect our ability to raise capital on acceptable terms. For an illustrative example of the adverse impact this accounting change may have had on our recent operating results, please see Note 7—“Stockholders’ Equity; Fair Value Disclosure” to the consolidated financial statements included elsewhere in this report. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

From time to time, we have been subject to litigation. In addition to the related cost and use of cash, pending or future litigation could cause the diversion of management’s attention and resources, and ultimately could have a material adverse impact on our results of operation and financial condition.

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

Our Chief Executive Officer, James T. Demetriades beneficially owns approximately 30% of our outstanding common stock. Our executive officers and directors beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of SeeBeyond and will make some transactions difficult or impossible without the support of these stockholders.

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

Interest rate risk.    We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of December 31, 2004, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

SEEBEYOND TECHNOLOGY CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SeeBeyond Technology Corporation

We have audited the accompanying consolidated balance sheets of SeeBeyond Technology Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SeeBeyond Technology Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SeeBeyond Technology Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
March 3, 2005

SEEBEYOND TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	In thousands, except share and per share data
Assets:
Current assets:
Cash and cash equivalents	$73,148	$70,135
Accounts receivable, net of allowances of $1,606 and $2,373 at December 31, 2004 and 2003, respectively	37,995	34,333
Prepaid expenses and other current assets	3,680	4,596
Total current assets	114,823	109,064
Property and equipment, net	12,728	15,224
Goodwill	1,391	1,391
Other assets	2,152	2,068
Total assets	$131,094	$127,747
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,739	$5,120
Accrued employee compensation and related expenses	13,861	12,675
Accrued expenses	5,808	9,263
Deferred revenues	36,537	31,221
Equipment line and advance payable	—	3,097
Capital lease payable—current portion	748	310
Total current liabilities	63,693	61,686
Capital lease payable	28	515
Total liabilities	63,721	62,201
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value—200,000,000 shares authorized; 87,559,663 shares issued and 84,930,711 shares outstanding as of December 31, 2004 and 85,548,522 shares issued and 83,826,520 shares outstanding as of December 31, 2003	8	8
Additional paid-in capital	226,481	222,539
Treasury stock	(6,510)	(3,632)
Deferred stock compensation	—	(47)
Accumulated other comprehensive income	990	616
Accumulated deficit	(153,596)	(153,938)
Total stockholders’ equity	67,373	65,546
Total liabilities and stockholders’ equity	$131,094	$127,747

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	In thousands, except per share data
Revenues:
License	$70,271	$51,815	$67,243
Services	39,514	38,662	43,562
Maintenance	54,013	47,364	39,945
Total revenues	163,798	137,841	150,750
Cost of revenues:
License	1,030	1,375	2,322
Services and maintenance (exclusive of stock-based compensation of $8 in 2004, $37 in 2003 and $124 in 2002)	42,606	41,028	45,425
Total cost of revenues	43,636	42,403	47,747
Gross profit	120,162	95,438	103,003
Operating expenses:
Research and development (exclusive of stock-based compensation of $10 in 2004, $54 in 2003 and $141 in 2002)	39,117	41,012	34,443
Sales and marketing (exclusive of stock-based compensation of $75 in 2004, $125 in 2003 and $450 in 2002)	61,905	57,044	66,520
General and administrative (exclusive of stock-based compensation of $4 in 2004, $61 in 2003 and $60 in 2002)	19,132	17,913	18,609
Restructuring and impairment charges	—	6,433	6,625
Amortization of sales and marketing warrants	(14)	190	380
Amortization of stock-based compensation	97	277	775
Total operating expenses	120,237	122,869	127,352
Loss from operations	(75)	(27,431)	(24,349)
Interest income and other income and expense	575	1,006	1,365
Interest expense	(238)	(382)	(263)
Income (loss) before income tax (benefit) provision	262	(26,807)	(23,247)
Income tax (benefit) provision	(80)	691	697
Net income (loss)	$342	$(27,498)	$(23,944)
Basic net income (loss) per share	$0.00	$(0.33)	$(0.29)
Diluted net income (loss) per share	$0.00	$(0.33)	$(0.29)
Number of shares used in calculating:
—basic net income (loss) per share	84,644	83,002	82,145
—diluted net income (loss) per share	88,736	83,002	82,145

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

						Accumulated
			Additional		Deferred	Other		Total
	Common Stock		Paid-in	Treasury	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	Equity
Balance as of December 31, 2001	74,750	$7	$157,750	$—	$(3,432)	$(1,183)	$(102,496)	$50,646
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(23,944)	(23,944)
Foreign currency translation adjustment	—	—	—	—	—	1,084	—	1,084
Total comprehensive loss								(22,860)
Issuance of common stock pursuant to secondary public offering, net	6,573	1	59,012	—	—	—	—	59,013
Issuance of common stock pursuant to employee stock option plan	1,336	—	3,508	—	—	—	—	3,508
Issuance of common stock pursuant to employee stock purchase plan	412	—	936	—	—	—	—	936
Issuance of common stock pursuant to warrant exercises	667	—	—	—	—	—	—	—
Amortization of common stock warrants	—	—	—	—	380	—	—	380
Amortization of deferred stock compensation	—	—	—	—	775	—	—	775
Payments for the purchase of common stock	(1,200)	—	—	(2,760)	—	—	—	(2,760)
Revaluation of warrant	—	—	(1,500)	—	1,500	—	—	—
Cancellation of common stock warrant	—	—	(460)	—	460	—	—	—
Balance as of December 31, 2002	82,538	8	219,246	(2,760)	(317)	(99)	(126,440)	89,638
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(27,498)	(27,498)
Foreign currency translation adjustment	—	—	—	—	—	715	—	715
Total comprehensive loss								(26,783)
Issuance of common stock pursuant to employee stock option plan	1,427	—	2,422	—	—	—	—	2,422
Issuance of common stock pursuant to employee stock purchase plan	383	—	674	—	—	—	—	674
Payments for the purchase of common stock	(522)	—	—	(872)	—	—	—	(872)
Deferred stock compensation related to stock options	—	—	39	—	(39)	—	—	—
Amortization of common stock warrants	—	—	—	—	190	—	—	190
Amortization of deferred stock compensation	—	—	—	—	277	—	—	277
Revaluation of warrant	—	—	158	—	(158)	—	—	—
Balance as of December 31, 2003	83,826	8	222,539	(3,632)	(47)	616	(153,938)	65,546
Components of comprehensive income:
Net income	—	—	—	—	—	—	342	342
Foreign currency translation adjustment	—	—	—	—	—	374	—	374
Total comprehensive income								716
Issuance of common stock pursuant to employee stock option plan	1,653	—	3,262	—	—	—	—	3,262
Issuance of common stock pursuant to employee stock purchase plan	355	—	644	—	—	—	—	644
Issuance of common stock pursuant to warrant exercise	4	—	—	—	—	—	—	—
Payments for the purchase of common stock	(907)	—	—	(2,878)	—	—	—	(2,878)
Deferred stock compensation related to stock options	—	—	54	—	(54)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	97	—		97
Revaluation of warrant	—	—	(18)	—	18	—		—
Amortization of warrant	—	—	—	—	(14)	—	—	(14)
Balance as of December 31, 2004	84,931	$8	$226,481	$(6,510)	$—	$990	$(153,596)	$67,373

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	2004	2003	2002
	In thousands
Cash flows from operating activities:
Net income (loss)	$342	$(27,498)	$(23,944)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on disposal of fixed assets	2	(16)	43
Depreciation and amortization	4,758	5,814	5,585
Provision for doubtful accounts receivable	67	727	933
Amortization of sales and marketing warrants	(14)	190	380
Amortization of stock-based compensation	97	277	775
Non-cash restructuring and impairment charges	—	3,853	2,279
Changes in assets and liabilities:
Accounts receivable	(3,729)	(1,510)	6,628
Prepaid expenses and other current assets	916	5	(1,169)
Accounts payable	1,619	(3,948)	672
Accrued compensation and related expenses	(2,269)	1,229	(201)
Deferred revenues	5,316	3,080	4,283
Net cash provided by (used in) operating activities:	7,105	(17,797)	(3,736)
Cash flows from investing activities:
Purchases of property and equipment	(1,974)	(5,103)	(14,226)
Payments to acquire companies, net of cash acquired	—	—	(268)
Related party receivable	—	—	366
Other	(84)	(689)	(1,099)
Net cash used in investing activities	(2,058)	(5,792)	(15,227)
Cash flows from financing activities:
Net (repayments) borrowings on bank lines of credit	(3,097)	(3,151)	4,294
Repayments of capital lease obligation	(339)	(178)	(37)
Proceeds from issuance of common stock pursuant to secondary public offering, net	—	—	59,012
Proceeds from issuance of common stock pursuant to employee stock option plan	3,263	2,422	3,509
Proceeds from issuance of common stock pursuant to employee stock purchase plan	644	674	936
Payments for purchase of common stock	(2,879)	(872)	(2,760)
Net cash (used in) provided by financing activities	(2,408)	(1,105)	64,954
Effect of exchange rate changes on cash and cash equivalents	374	715	1,084
Net increase (decrease) in cash and cash equivalents	3,013	(23,979)	47,075
Cash and cash equivalents at beginning of the period	70,135	94,114	47,039
Cash and cash equivalents at end of the period	$73,148	$70,135	$94,114
Supplemental cash flow disclosure:
Income taxes paid	$859	$594	$536
Interest paid	$236	$382	$263
Non-cash investing activities:
Capital lease obligation incurred	$290	$—	$1,001

The accompanying notes are an integral part of these financial statements.

SEEBEYOND TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   The Company and Summary of Significant Accounting Policies

The Company

SeeBeyond Technology Corporation (the “Company”) is a provider of business integration software that enables the real-time flow of information within the enterprise and among customers, suppliers and partners. The Company believes it offers the only comprehensive business integration solution architected from a single, internally developed software code base, encompassing application-to-application integration, business-to-business integration and business process management. The Company’s Business Integration Suite builds upon more than thirteen years of continuous development of business integration solutions within and among enterprises.

The Company’s operations are subject to certain risks and uncertainties, including rapid technological changes, success of the Company’s product marketing and product distribution strategies, the need to manage growth, the need to retain key personnel and protect intellectual property, and the availability of additional capital financing on terms acceptable to the Company.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, certain accrued liabilities and estimates of future cash flows developed to determine whether conditions of impairment are present.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Allowance for Doubtful Accounts

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions. The Company’s accounts receivable are derived from revenues earned from customers located primarily in the United States, Europe, Australia and Japan. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers and by the diversification of our customer base. The Company generally does not require collateral or other security from its customers.

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for potential credit losses based upon the expected collectibility of the receivable. The expectation of collectibility is based on the review of credit profiles of each customer, contractual terms and conditions, current economic trends and payment history. Credit losses have historically been within management’s expectations.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value, due to the relatively short maturity of these instruments. As of December 31, 2003, the Company’s short-term line of credit and equipment line payable had variable interest rates and, accordingly, the Company believed the carrying value of the short-term line of credit and equipment line approximated their fair values.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The Company excludes outstanding warrants and outstanding stock options from the calculation of diluted net income (loss) per share when such securities are antidilutive.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $614,000, $667,000 and $350,000 in advertising costs during 2004, 2003 and 2002, respectively.

Long-lived Assets

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate if the carrying amount of an asset may not be recoverable. The recoverability test is performed at the lowest level at which undiscounted net cash flows can be attributable to long-lived assets.

Goodwill

The Company tests goodwill for impairment at the reporting unit level on an annual basis in the fourth quarter or more frequently if the Company believes that indicators of impairment exist.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) using Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined therein, refers to revenues, expenses, gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Foreign currency financial statements are converted into United States dollars by translating asset and liability accounts at the current exchange rate at year-end and statement of operations accounts at the average exchange rate for the period, with the resulting translation adjustment reflected in accumulated other comprehensive income (loss) in stockholders’ equity. Realized and unrealized transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in operations in the period they occur.

Stock-Based Compensation

As permitted under SFAS No. 123 “Accounting for Stock-based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure—and amendment to FAS 123”, the Company continues to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” for its recording of stock-based compensation arrangements. Accordingly, the Company accounts for its stock based compensation using the intrinsic value method, which requires recognition of expense when the option exercise price is less than the fair value of the stock at the date of grant. The Company provides the required pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Under the fair value method stock options are valued and expensed based on the fair value of the options determined under an option-pricing model.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual period that begins after June 15, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R is expected to materially increase stock compensation expense and decrease net income, however the impact cannot be determined at this time. In addition, SFAS 123R requires the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operating activities.

Note 2.   Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives or the lease term of the assets: computer equipment, three years; office furniture and equipment and vehicles, five years; leasehold improvements, through the lesser of useful life or life of the lease. Property and equipment, stated at cost, was as follows (in thousands):

	As of December 31,
	2004	2003
Computer equipment (hardware and software)	$19,562	$20,101
Office furniture and equipment	8,770	9,092
Leasehold improvements	6,891	6,797
Vehicles	71	—
Total cost of property and equipment	35,294	35,990
Less accumulated depreciation and amortization	(22,566)	(20,766)
Property and equipment, net	$12,728	$15,224

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $4.8 million, $5.8 million and $5.6 million, respectively.

Note 3.   Operations by Reportable Segments and Geographic Area

The Company operates in one industry segment. In the United States, we have sales offices in the greater metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York, San Francisco and Washington DC. In Europe we have sales offices in Belgium, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. In the Asia Pacific region, we have sales offices in Australia, Japan, Korea, New Zealand and Singapore. Revenues and long-lived assets by geographic area were as follows (in thousands):

	For the Years Ended
	2004	2003	2002
Revenues:
North America	$85,453	$80,702	$98,360
Europe	69,407	44,585	39,802
Pacific Rim	8,938	12,554	12,588
Total revenues	$163,798	$137,841	$150,750

	December 31,
	2004	2003
Long-lived assets:
North America	$13,392	$15,342
Europe	1,617	1,893
Pacific Rim	1,262	1,448
Total long-lived assets	$16,271	$18,683

No single customer accounted for more than 10% of the Company’s revenues during the years ended 2004, 2003 and 2002. Included in revenues from operations in Europe are approximately $44.1 million, $22.0 million and $19.5 million of revenues from the Company’s operations in the United Kingdom and approximately $9.4 million, $8.6 million and $5.8 million of revenues from the Company’s operations in Germany, for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 4.   Computation of Net Income (Loss) Per Share

The following table sets forth the computations of basic and diluted net income (loss) per share for the years indicated (in thousands, except per share data):

	For the Years Ended
	2004	2003	2002
Net income (loss)	$342	$(27,498)	$(23,944)
Weighted average outstanding shares of common stock used to compute basic net income (loss) per share	84,644	83,002	82,145
Dilutive effect of employee stock options	4,092	—	—
Common stock and common stock equivalents	88,736	83,002	82,145
Basic net income (loss) per share	$0.00	$(0.33)	$(0.29)
Diluted net income (loss) per share	$0.00	$(0.33)	$(0.29)

Options to purchase 14,066,628, 19,731,055 and 19,610,621 shares of common stock were not included in the calculations of diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002, respectively, because their effect would be antidilutive. Warrants to purchase shares of common stock were not included in the calculations of diluted net income (loss) per share because their effect would be antidilutive.

Note 5.   Income Taxes

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Federal:
Current	$25	$—	$—
Deferred	—	—	—
Total federal	25	—	—
State:
Current	50	183	214
Deferred	—	—	—
Total state	50	183	214
Foreign:
Current	581	508	483
Deferred	(736)	—	—
Total foreign	(155)	508	483
Income tax (benefit) provision	$(80)	$691	$697

Federal and state income taxes have not been provided on accumulated but undistributed earnings of certain foreign subsidiaries as such earnings have been and will continue to be reinvested in the business indefinitely, thus reducing the Company’s overall tax expense. At December 31, 2004, the Company had approximately $170,000 of accumulated but undistributed earnings of certain consolidated foreign subsidiaries.

The (benefit) provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate for the following reasons (in thousands):

	2004	2003	2002
Tax (benefit) provision computed at the statutory federal rate	$103	$(9,114)	$(7,904)
Change in valuation allowance	(736)	8,193	7,856
Utilization of net operating losses	(2,106)	(123)	(313)
State taxes, net of federal benefit	168	(1,222)	(1,108)
Non-deductible expense	75	345	190
Minimum taxes	75	183	214
Foreign taxes	581	507	483
Foreign losses not benefited	1,760	1,922	1,279
Income tax (benefit) provision	$(80)	$691	$697

In fiscal 2004, the tax rate benefited from a favorable adjustment to previously estimated foreign tax liabilities of approximately $250,000, which decreased the provision for foreign income taxes. The favorable adjustment related to the resolution of a transfer pricing inquiry related to the Company’s United Kingdom subsidiary.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Current deferred tax assets (liabilities):
Accrued liabilities and deferred revenue	$1,314	$1,398
Allowance for doubtful accounts	297	429
Other	438	—
Valuation allowance	(1,681)	(1,827)
Net current deferred tax assets	368	—
Non-current deferred tax assets (liabilities):
Net operating loss carryforwards	58,029	58,317
Restructuring reserve	1,839	2,557
Book depreciation in excess of tax	—	(214)
Tax credit carryforwards	14,700	11,816
Fixed assets capitalizable for tax	785	603
Other	284	94
Valuation allowance	(75,269)	(73,173)
Net non-current deferred tax assets	368	—
Total current and non-current net deferred tax assets	$736	$—

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes”. Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain. To the extent management believes that recovery is unlikely, the Company establishes a valuation allowance against its deferred tax asset. The valuation allowance increased by approximately $2.0 million and $19.5 million in 2004 and 2003, respectively. The increase in valuation allowance during 2004 is net of  a decrease to the valuation allowance of $736,000 as a result of the reversal of a portion of the valuation allowance previously recorded against the net operating losses and other deferred tax assets of certain foreign jurisdictions. The reversal was based on management’s assessment during the fourth quarter of 2004, that a recent history of taxable income and the future estimated taxable earnings of those foreign jurisdictions indicated that a portion of the deferred tax asset would be realized. Management believes that it is more likely than not the net deferred tax assets in those foreign jurisdictions will be realized, although realization is not assured. Approximately $14.2 million of the valuation allowance relates to stock option compensation deductions incurred in our net operating loss carryforwards. If and when the Company reduces any portion of the valuation allowance related to stock option compensation deduction, the benefit will be added to stockholders’ equity, rather than being shown as a reduction of future income tax expense.

Loss before the (benefit) provision for income taxes of the Company’s foreign operations amounted to approximately $5.1 million, $5.6 million and $3.8 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

As of December 31, 2004, the Company had Net Operating Loss (“NOL”) carryforwards in foreign subsidiaries of approximately $32.7 million. These NOL carryforwards in foreign subsidiaries expire at various dates beginning in 2007.

The Company had NOL carryforwards for the United States and state purposes of approximately $120.0 million and $90.0 million, respectively, expiring through 2024 for the U.S. and 2014 for state. The Company also had federal and state research and development credit carryforwards of approximately $7.0 million and $7.5 million, respectively, which expire through 2024. The realization of the benefits of the NOL’s and tax credits is dependent on the Company generating sufficient taxable income in future years. The United States tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events including a significant change in ownership interest.

Note 6.   Commitments, Contingencies and Debt

Bank Lines of Credit and Equipment Line Payable

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly). The expiration date of the Line has been extended through May 31, 2005. As of December 31, 2004, $11.1 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of December 31, 2004, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of December 31, 2004.

In October 2001, the Company’s $3.0 million equipment line (the “Equipment Line”) with the same lending institution providing the Line was amended, reducing the maximum amount available for borrowing under the Equipment Line to $2.0 million. The Equipment Line bore interest at an annual rate of prime plus 0.75%, or the LIBOR rate plus 2.75% (payable monthly) and expired on November 30, 2004. All amounts outstanding under the Equipment Line had been repaid by December 31, 2004.

In December 2002, the Company’s credit facility was amended to include an equipment advance (the “Equipment Advance”) in the amount of $5.0 million from the same lending institution. Interest on the Equipment Advance was payable monthly and principal was payable in 24 equal monthly installments, beginning January 31, 2003. The Equipment Advance bore interest at an annual rate of prime plus 0.75% or the LIBOR rate plus 3.0%. All amounts outstanding under the Equipment Advance had been repaid by December 31, 2004.

Lease Obligations

The Company leases office facilities and computer equipment under non-cancelable operating lease agreements with third parties expiring through 2014. Certain of the office facility leases contain escalation clauses and certain of the computer equipment leases contain purchase options to purchase at various dates. The Company leases certain storage space and computer and office equipment under month-to-month leases.  The Company also leases office furniture and equipment under both capital and non-cancelable operating lease agreements with third parties expiring through 2008. Office furniture and equipment capitalized under capital leases totaled $1.1 million at December 31, 2004 and 2003, and is included in the appropriate category under property and equipment. Related accumulated amortization of equipment under capital leases amounted to approximately $222,000 and $217,000 at December 31, 2004 and 2003, respectively, and is included in accumulated depreciation. Amortization of office furniture and equipment under capital leases is included in depreciation and amortization expense.

Future minimum payments required under capital leases, together with the net present value of such payments, and future minimum lease payments required under operating leases, by year and in the aggregate, with initial terms of one year or more, consisted of the following at December 31, 2004 (in thousands):

	Operating Leases			Capital Leases
	Lease Expense	Sublease Income	Net	Lease Payments
Year ended December 31,
2005	$9,211	154	$9,057	$778
2006	5,830	—	5,830	12
2007	4,997	—	4,997	11
2008	4,472	—	4,472	—
2009	4,305	—	4,305	—
Thereafter	17,830	—	17,830	—
	$46,645	$154	$46,491	801
Less: amount representing interest				(25)
Net present value				776
Less: current portion				(748)
Long-term portion				$28

As of December 31, 2004, future minimum lease payments under non-cancelable operating leases included approximately $516,000 of future rent payments, related to abandoned facilities, expensed in 2002 and 2003 as restructuring expenses.

Total rent expense was approximately $5.0 million in 2004, $5.1 million in 2003 and $11.6 million in 2002 of which approximately $51,000 was paid to related parties in each of 2004, 2003 and 2002.

Legal Proceedings

Beginning on July 3, 2002, several purported class action shareholder complaints were filed in the United States District Court for the Central District of California against the Company and several of its officers and directors. The actions were subsequently consolidated and a consolidated amended complaint was filed purportedly brought on behalf of purchasers of common stock of SeeBeyond between December 10, 2001 and May 7, 2002. The complaint generally alleged that defendants made false statements about SeeBeyond’s operating results and business, while concealing material information. The litigation was settled for $13.1 million, which was paid by the Company’s insurers. The settlement provided for a complete dismissal of all claims against SeeBeyond and the individual defendants.

Beginning on September 5, 2002, several derivative lawsuits were filed by purported Company shareholders in the Superior Court of California for the County of Los Angeles. The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. The complaints generally allege that the defendants breached their fiduciary duties to the Company through the dissemination of allegedly misleading and inaccurate information and other allegations. The parties entered into a settlement of this litigation, which has been approved by the court, involving the implementation of certain policies and procedures by the Company and the payment of attorneys’ fees to plaintiffs’ counsel paid by the Company insurers.

The Company is also a party to claims and suits brought against it in the ordinary course of business. In the opinion of management, such claims should not have any material adverse effect upon the results of operation, cash flows or the financial position of the Company.

Note 7.   Stockholders’ Equity

Preferred Stock

In February 2000, the Company authorized 10,000,000 shares of undesignated preferred stock, none of which was outstanding as of December 31, 2004.

Treasury Stock

In November 2002, the Company repurchased 1,200,000 shares of its common stock at $2.30 per share.

In July 2003, the Company repurchased 522,002 shares of its common stock at $2.38 per share from a former officer of the Company. Approximately $370,000 of the re-purchase amount was charged to compensation expense.

During the year ended December 31, 2004, the Company repurchased 906,950 shares of its common stock at an average price of approximately $3.14 per share.

Warrant Grants

In March 2000, the Company issued a warrant (the “March 2000 Alliance Warrant”) to another strategic alliance partner to purchase up to 1,200,000 shares of common stock at $14.00 per share. The March 2000 Alliance Warrant vested contingently upon the achievement of certain milestones, primarily the creation of e*Gate software market offerings and the generation of license revenue for the Company through the sale of licenses of our software products to third parties. The fair value of the March 2000 Alliance Warrant was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 5.3%, a volatility factor of 0.6 and an estimated fair value at the time of grant of $11.08 per common share. In March 2002 the warrant agreement was cancelled and all rights under the warrant agreement, including all fully vested shares, were forfeited resulting in a decrease in additional paid-in capital and deferred stock compensation of $460,000, with no net impact on total stockholders’ equity.

In March 2001, the Company entered into a four-year co-marketing agreement with a strategic marketing partner and issued a warrant to purchase 625,000 shares of common stock at an exercise price of $11.34 per share. The warrant expires in March 2006 and 175,000 shares under the warrant were exercisable immediately. The remaining 450,000 shares subject to the warrant are performance based and vested and became exercisable over the 36-month period following the issuance of the warrant provided the warrant holder achieved various milestones related to providing certain sales and marketing support.

The immediately exercisable portion of the warrant was valued as of the date of issuance and was charged against revenues generated from a concurrent license sale to this strategic marketing partner. The vesting of the remaining shares subject to the warrant was not contingent upon future sales of licenses of our products to the marketing partner. The unvested portion of the warrant was valued as of the date of issuance and was amortized as a charge to operating expense over the term of the co-marketing agreement. In connection with the December 2001 private placement of 2,574,298 shares of the Company’s common stock, the exercise price of this warrant was adjusted to $5.83 per share, pursuant to the original agreement. Accordingly, the fair value of the warrant and related warrant expense was remeasured using the new exercise price. For the year ended December 31, 2003, adjustments in the fair value of the warrants resulted in a net increase in additional paid-in capital and deferred compensation of $158,000, with no impact on total stockholders’ equity. As of December 31, 2004, 625,000 shares subject to the warrant were fully vested and exercisable.

Employee Stock Purchase Plan

In February 2000, the Board of Directors approved the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on April 28, 2000. A total of 2,250,000 shares of common stock were initially available for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of common stock available for issuance under the ESPP will be increased on the first day of each calendar year during the term of the ESPP to 2,250,000 shares of common stock.

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

The purchase price per share will be 85% of the lower of (1) the fair market value of our common stock on the purchase date and (2) the fair market value of a share of our common stock on the last trading day before the offering date. Under the ESPP, approximately 354,000, 383,000 and 412,000 shares were issued during 2004, 2003 and 2002, respectively.

Option Plan

In July 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan (the “Plan”), which replaced the 1997 Stock Option Plan (the “1997 Plan”) as to future grants. Under the Plan, stock options may be granted to employees, directors and consultants of the Company. At December 31, 2004, there were options to purchase 9,362,676 shares of common stock that were available for grant under the Plan. Options previously granted that are forfeited will be added to options available for grant under the Plan. The Stock Plan currently provides for automatic annual increases on January 1st of each year beginning January 1, 2001 equal to the lesser of:

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

Activity under the Plan for the last three years was as follows:

	Options Outstanding
	Number of shares	Weighted Average Exercise Price
Balance as of December 31, 2001	17,623,971	$6.08
Granted	5,905,300	$2.65
Cancelled	(2,582,510)	$8.06
Exercised	(1,336,140)	$2.58
Balance as of December 31, 2002	19,610,621	$5.11
Granted	5,552,556	$2.24
Cancelled	(4,004,941)	$4.64
Exercised	(1,427,181)	$1.70
Balance as of December 31, 2003	19,731,055	$4.64
Granted	1,968,400	$3.53
Cancelled	(1,887,417)	$4.08
Exercised	(1,653,112)	$1.97
Balance as of December 31, 2004	18,158,926	$4.82

The following table summarizes information regarding stock options outstanding as of December 31, 2004:

Options Outstanding				Options Exercisable
Price Range	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 0.00 to $ 1.37	2,405	4.92	$1.29	1,987	$1.29
$ 1.39 to $ 1.70	879	6.66	$1.46	582	$1.49
$ 1.81 to $ 2.00	1,890	8.57	$2.00	450	$2.00
$ 2.01 to $ 2.46	2,303	8.42	$2.25	822	$2.30
$ 2.47 to $ 3.34	2,939	7.86	$3.10	1,549	$3.22
$ 3.35 to $ 5.33	2,119	7.37	$4.16	1,017	$4.30
$ 5.47 to $ 7.50	2,889	6.00	$6.83	2,292	$6.83
$ 7.51 to $12.00	1,882	5.53	$11.39	1,786	$11.50
$12.04 to $31.69	853	5.91	$17.67	765	$18.08
Total	18,159	6.87	$4.82	11,250	$5.83

Options exercisable under the Plan were approximately 11,250,000, 9,474,000 and 7,636,000, as of December 31, 2004, 2003 and 2002, respectively.

Fair Value Disclosure

The weighted average exercise prices and fair market value of stock options granted using the Black-Scholes option pricing model were as follows:

	2004		2003		2002
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price equals market value of stock at date of grant	$1.92	$3.53	$1.42	$2.24	$2.11	$2.65

The Company accounts for its stock-based compensation using the intrinsic-value method prescribed by APB No. 25 and provides the required pro forma net loss disclosure as if the fair-value-based method defined in SFAS No. 123 and SFAS No.148 had been applied.

Had compensation expense for the years ended December 31, 2004, 2003 and 2002 been determined based on the fair value at the grant dates, the Company’s net loss available to common stockholders and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except for net loss per share).

	For the Years Ended
	2004	2003	2002
Net income (loss), as reported	$342	$(27,498)	$(23,944)
Stock-based employee compensation costs, included in net loss, as reported	97	277	775
Stock-based employee compensation costs if fair value based method had been applied	(10,065)	(11,986)	(13,634)
Pro forma net loss available to common stockholders	$(9,626)	$(39,207)	$(36,803)
Basic and diluted net income (loss) per share, as reported	$0.00	$(0.33)	$(0.29)
Pro forma basic and diluted net loss per share	$(0.11)	$(0.47)	$(0.45)

The Company estimated the fair value of options granted in the years ended December 31, 2004, 2003 and 2002 using the Black-Scholes option-pricing model with the following assumptions:

	Stock Option Plans			ESPP Plan 2003
	2004	2003	2002	2004	2003	2002
Expected lives (in years)	5	5	5	0.5	0.5	0.5
Risk-free interest rate	3.5%	3.125%	3.0%	3.5%	3.125%	3.0%
Dividend yield	0	0	0	0	0	0
Expected volatility	60.5%	75.6%	110%	60.5%	75.6%	110%

These pro forma amounts may not be representative of the effects on pro forma disclosures in future years as options vest over several years and additional grants are generally made every year.

Reserved for Future Issuance

As of December 31, 2004, the Company had reserved the following shares of authorized but unissued common stock for future issuance:

Stock option plans	27,521,602
Stock purchase plan	1,895,722
Common stock warrants	625,000
30,042,324

On January 1, 2005, an additional 4,246,348 and 354,278 shares were made available for issuance under the Company’s stock option plan and ESPP, respectively, as a result of automatic annual increases in the stock option plan and ESPP.

Stock Option Exchange Program

In November 2002, the Company’s Board of Directors approved a voluntary stock option exchange program for some of the Company’s employees. Under the program, employees had the opportunity to cancel certain outstanding stock options granted to them under the Plan through November 17, 2002 in exchange for a new option grant at a future date for a number of shares ranging from one new option for every one exchanged option to one new option for every five exchanged options, depending on the exercise price of the option being exchanged. The new option grants will vest 50% of the shares on June 19, 2004 with an additional 4.166% of the shares subject to the new option vesting on each 19th day of each month following June 19, 2004. The program terminated on December 17, 2002. A total of 891,600 options were cancelled in connection with the exchange and approximately 409,000 new options were issued on June 19, 2003. The exercise price of the new options was based on the closing price of the Company’s stock on June 19, 2003.

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

Through December 31, 2004, in connection with the grant of certain stock options to employees and non-employee directors, the Company has recorded total deferred stock-based compensation of approximately $8.5 million, representing the difference between the exercise price of the option and the estimated fair value of the Company’s common stock on the date of grant. Amortization of deferred stock compensation was approximately $97,000, $277,000 and $775,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 8.   401(K) Plan

The Company has a 401(K) plan covering substantially all of its eligible employees. Under this plan, employees may defer up to 15% of their pre-tax salary, subject to statutory limits. The Company contributes an amount equal to 50% of each participant’s elective contribution, up to 4% of compensation. On January 1, 2000, the Company modified the Plan to provide for company matching contributions equal to 50% of each participant’s elective contribution, up to 8% of compensation. The Company’s matching contributions to the plan were approximately $1.3 million during each of the years ended December 2004, 2003 and 2002.

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

These restructuring and impairment charges were recorded to better align the Company’s cost structure with changing market conditions. The following table sets forth the Company’s accrued restructuring costs as of December 31, 2004 (in thousands).

	Facilities Consolidation	Asset Impairment	Termination Benefits	Total
2001 charges	$—	$—	$3,426	$3,426
Cash utilized	—	—	(2,976)	(2,976)
Balance at December 31, 2001	—	—	450	450
2002 charges	2,666	2,279	1,680	6,625
Non-cash write down of fixed assets	—	(2,279)	—	(2,279)
Cash utilized	(183)	—	(664)	(847)
Balance at December 31, 2002	2,483	—	1,466	3,949
Adjustment of prior estimates	(7)	(421)	(516)	(944)
2003 charges	1,214	4,274	1,889	7,377
Non-cash write down of fixed assets	—	(3,853)	—	(3,853)
Cash utilized	(1,777)	—	(2,625)	(4,402)
Balance at December 31, 2003	1,913	—	214	2,127
Cash utilized	(1,397)	—	(214)	(1,611)
Balance at December 31, 2004	$516	$—	$—	$516

Accrued future rent obligations represent the estimated future rent expense on abandoned excess facilities, net of sublease income; we expect to pay over the next thirteen months.

Note 10.   Related Party Transactions

The Company leases, from a related party, a 4,000-square-foot office facility under a non-cancelable operating lease agreement expiring in December 2004 under which approximately $51,000 was paid by the Company to related parties in each of 2004, 2003 and 2002.

On August 15, 2001, the Company provided one of its executive officers with a loan of $500,000 pursuant to a promissory note with an annual interest rate of 8.5% repayable to the Company on February 15, 2002. The promissory note was subsequently amended in February 2002 to reflect a June 16, 2002 repayment date. The loan balance, including accumulated interest, was paid in full in January 2004.

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

During the year ended December 31, 2002, the Company recorded approximately $209,000, in consulting and referral fees to EDS. An affiliate of EDS was a member of the Company’s Board of Directors through September 9, 2002. EDS, which formerly was a stockholder of the Company, in May 2000 purchased 1,200,000 shares in a private placement concurrent with the Company’s initial public offering at $12.00 per share, the same price paid by investors in the public offering. The Company also issued a warrant to EDS in January 2000 to purchase 1,200,000 shares of its common stock at $6.67 per share. The warrant, which was fully vested and exercisable as to 1,200,000 shares expired on July 31, 2002 without being exercised.

Note 11.   Interim Financial Results (unaudited)

The following table sets forth certain unaudited consolidated financial information for each of the four quarters for the years ended December 31, 2004 and 2003.

	Quarter ended 2004				Quarter ended 2003
	31-Dec	30-Sep	30-Jun	31-Mar	31-Dec	30-Sep	30-Jun	31-Mar
	(in thousands, except per share data)
Net revenues	$45,760	$41,732	$41,869	$34,437	$40,806	$32,356	$28,857	$35,822
Gross profit	34,552	30,756	30,873	23,981	31,684	22,016	18,009	23,729
Net income (loss)	3,946	1,310	869	(5,783)	759	(4,849)	(17,283)	(6,125)
Basic net earnings (loss) per share	$0.05	$0.02	$0.01	$(0.07)	$0.01	$(0.06)	$(0.21)	$(0.07)
Diluted net earnings (loss) per share	$0.04	$0.01	$0.01	$(0.07)	$0.01	$(0.06)	$(0.21)	$(0.07)

Quarterly data may not sum to the full year data reported in the Company’s consolidated financial statements due to rounding.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A:   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In evaluating and designing our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

Ernst and Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of the internal control over financial reporting which appears further below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SeeBeyond Technology Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing above, that SeeBeyond Technology Corporation maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SeeBeyond Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SeeBeyond Technology Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SeeBeyond Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeeBeyond Technology Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
March 3, 2005

PART III

Certain information required by Part III is omitted from this report on Form 10-K in that the registrant will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 17, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this report, and certain information contained in the Proxy Statement is incorporated herein by reference.

Item 10:   Directors and Executive Officers of the Registrant

(a)          Executive officers—The information required by this item relating to executive officers is incorporated by reference to the section entitled “Executive Officers” in the Proxy Statement.

(b)         Directors—The information required by this item relating to directors is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

(c)          Section 16(a) Information—The information required by Item 405 of Regulation S-K is incorporated by reference in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11:   Executive Compensation of the Registrant

The information required by this item regarding executive compensation is incorporated by reference to the sections entitled “Compensation of Executive Officers” and “Compensation of Directors” in the Proxy Statement.

Item 12:   Security Ownership of Certain Beneficial Owners and Management

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Stock Ownership” in the Proxy Statement.

Item 13:   Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14:   Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the sections entitled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15:   Exhibits and Financial Statement Schedule

(a)          The following documents are filed as part of this Form 10-K:

1.                 Financial Statements.   Please see the accompanying Index to the Consolidated Financial Statements, which appears on page 34 of this report.

2.                 Financial Statement Schedule.   Please see page 62 of this report. All other schedules required to be filed under item 15(d) are not applicable.

3.                 Exhibits.

Exhibit No.	Description
3.1(f)	Restated Certificate of Incorporation of the Registrant
3.2(f)	Bylaws of the Registrant
4.1(a)	Specimen common stock certificates
10.1(f)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2(n)(c)	Amended and Restated 1998 Stock Plan
10.3(a)(c)	2000 Employee Stock Purchase Plan and form of agreements thereunder
10.5(a)	Registration Rights Agreement dated May 8, 1998, as amended
10.9(b)	Lease Agreement between The Employees Retirement System of The State of Hawaii and the Registrant dated July 21, 2000 for premises in Monrovia, California
10.10(b)	Lease Agreement between Grant Regent, LLC and the Registrant dated August 2, 2000 for premises in New York, New York
10.11(e)	Lease Agreement dated October 9, 2000 between S & F Huntington Millennium LLC and the Registrant for premises in Monrovia, California
10.12(e)	Loan and Security Agreement, dated December 4, 2000, between the Registrant and Comerica Bank—California
10.13(d)	Warrant Purchase Agreement and Warrant dated March 16, 2001 issued to General Motors Corporation
10.14(f)	Amendment to the Loan and Security Agreement dated as of June 25, 2001, between the Registrant and Comerica Bank—California
10.15(f)	Second amendment to the Loan and Security Agreement dated October 31, 2001, between the Registrant and Comerica Bank—California
10.16(f)	Lease Agreement dated as of February 24, 2001 between MWB Business Exchange Limited and the Registrant for premises in Berkshire, United Kingdom
10.17(f)	Lease Agreement as of July 1, 2001 between Trust Company of Australia Limited and the Registrant for premises in Melbourne, Australia
10.18(g)	Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated November 28, 2000 for premises in Monrovia, California
10.19(g)

Sublease Agreement between the Registrant (Tenant) and The Employees Retirement System of The State Of Hawaii (Landlord) and Loopnet (Subtenant) dated April 23, 2002 for premises in Monrovia, California

10.20(g)	Third Amendment to the Loan and Security Agreement dated as of June 30, 2002 between the Registrant and Comerica Bank—California
10.22(h)	First Amendment to the Lease Agreement between Monrovia Technology Campus LLC and the Registrant dated January 23, 2002
10.23(h)	Second Amendment to the Lease Agreement between Foothill Technology Center LLC, (Boone/Fetter/Occidental I) and the Registrant dated October 25, 2002
10.24(h)	Fourth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank—California

10.25(c)(h)	Change of Control Letter Agreement between Alex Demetriades and the Registrant dated March 19, 2001
10.26(c)(k)	Form of Change of Control Letter Agreement between the Registrant and certain of its executive officers.
10.27(c)(l)	Employment Letter Agreement between the Registrant and H. Carvel Moore dated July 21, 2003.
10.28(l)	Fifth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank—California dated March 26, 2003
10.29(l)	Sixth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank—California dated May 30, 2003
10.30(c)(m)	Employment Letter Agreement between the Registrant and Thor Culverhouse dated September 8, 2003.
10.31(o)	Lease Agreement between Mr. T. Devendar Reddy and STC Systems Private Limited dated April 22, 2004 for premises in Hyderabad, India
10.32(o)	Equipment Lease Agreement between Mrs. T. Jhansi Reddy and STC Systems Private Limited dated April 22, 2004 for equipment at leased premises in Hyderabad, India
10.33(o)	Seventh Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated July 29, 2004
14.1	Code of Ethics
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.
(b)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.
(c)	Denotes a management contract or compensatory plan arrangement.
(d)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(e)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.
(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.
(g)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.
(h)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.
(k)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.
(l)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.
(m)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.
(n)	Incorporated by reference to an exhibit in the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 29, 2004
(o)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2005.

Signature	Title
/s/ JAMES T. DEMETRIADES	Chief Executive Officer and Director
James T. Demetriades	(Principal Executive Officer)
/s/ BARRY J. PLAGA	Executive Vice President, Chief Financial Officer
Barry J. Plaga	(Principal Financial and Accounting Officer)
/s/ RAYMOND J. LANE	Chairman of the Board of Directors
Raymond J. Lane
/s/ JOHN BUCKLEY	Director
John Buckley
/s/ SALAH M. HASSANEIN	Director
Salah M. Hassanein
/s/ STEVEN A. LEDGER	Director
Steven A. Ledger

SEEBEYOND TECHNOLOGY CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2004, 2003 and 2002
(In thousands)

	Balance at			Balance at End
	Beginning of Period	Additions	Deductions(A)	of Period
Year ended December 31, 2004 Allowance for doubtful accounts	$2,373	$67	$834	$1,606
Year ended December 31, 2003 Allowance for doubtful accounts	2,539	727	893	2,373
Year ended December 31, 2002 Allowance for doubtful accounts	1,837	933	231	2,539

(A)       Actual write-offs of uncollectible accounts receivable.