Form 10-Q
period 2005-03-31
SEEBEYOND TECHNOLOGY CORP
filed 2005-05-06
CIK 1106842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of May 5, 2005 was 85,790,851.

SeeBeyond Technology Corporation and Subsidiaries

PART I —FINANCIAL INFORMATION

Item 1 . Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$73,566	$73,148
Accounts receivable, net of allowances of $1,632 and $1,606 at March 31, 2005 and December 31, 2004, respectively	32,399	37,995
Prepaid expenses and other current assets	3,682	3,680
Total current assets	109,647	114,823
Property and equipment, net	11,661	12,728
Goodwill	1,391	1,391
Other assets	2,075	2,152
Total assets	$124,774	$131,094
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,041	$6,739
Accrued employee compensation and related expenses	12,813	13,861
Accrued expenses	3,838	5,808
Deferred revenues	35,000	36,537
Capital lease payable - current portion	497	748
Total current liabilities	58,189	63,693
Capital lease payable	24	28
Total liabilities	58,213	63,721
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value - 200,000,000 shares authorized;
88,414,444 shares issued and 85,785,492 shares outstanding as of March 31, 2005 and 87,559,663 shares issued and 84,930,711 shares outstanding as of December 31, 2004	8	8
Additional paid-in capital	228,615	226,481
Treasury stock	(6,510)	(6,510)
Accumulated other comprehensive income	625	990
Accumulated deficit	(156,177)	(153,596)
Total stockholders’ equity	66,561	67,373
Total liabilities and stockholders’ equity	$124,774	$131,094

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
License	$13,749	$10,880
Services	9,657	10,510
Maintenance	13,902	13,047
Total revenues	37,308	34,437
Cost of revenues:
License	333	277
Services and maintenance revenues	10,710	10,179
Total cost of revenues	11,043	10,456
Gross profit	26,265	23,981
Operating expenses:
Research and development	10,011	9,740
Sales and marketing	13,707	15,004
General and administrative	5,161	4,609
Amortization of sales and marketing warrants	—	(14)
Amortization of stock-based compensation	1	97
Total operating expenses	28,880	29,436
Loss from operations	(2,615)	(5,455)
Interest income and other income (expense), net	286	(213)
Interest expense	(29)	(72)
Loss before income tax provision	(2,358)	(5,740)
Income tax provision	223	43
Net loss	$(2,581)	$(5,783)

Basic and diluted net loss per share	$(0.03)	$(0.07)
Number of shares used in calculating basic and diluted net loss per share	85,358	84,053

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,581)	$(5,783)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of fixed assets	5	—
Depreciation and amortization	1,135	1,250
Provision for doubtful accounts receivable	173	383
Amortization of sales and marketing warrants	—	(14)
Amortization of stock-based compensation	1	97
Changes in assets and liabilities:
Accounts receivable	5,423	9,662
Prepaid expenses and other current assets	(2)	93
Accounts payable	(698)	1,426
Accrued compensation and related expenses	(1,048)	(2,838)
Accrued expenses	(1,970)	(576)
Deferred revenues	(1,537)	455
Net cash (used in) provided by operating activities	(1,099)	4,155

Cash flows from investing activities:
Purchases of property and equipment	(73)	(900)
Other	77	73
Net cash provided by (used in) investing activities	4	(827)

Cash flows from financing activities:
Net repayments on bank lines of credit	—	(788)
Repayments of capital lease obligation	(255)	(61)
Proceeds from issuance of common stock pursuant to employee stock option plan	2,133	1,290
Payments for purchase of common stock	—	(644)
Net cash provided by (used in) financing activities	1,878	(203)

Effect of exchange rate changes on cash and cash equivalents	(365)	500
Net increase in cash and cash equivalents	418	3,625
Cash and cash equivalents at beginning of the period	73,148	70,135
Cash and cash equivalents at end of the period	$73,566	$73,760

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SeeBeyond Technology Corporation (the “Company” or “SeeBeyond”) in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company, and its results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 9, 2005.

The results of operations for the three months March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period, and the Company makes no representations related thereto.

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

Services Revenues:  Revenues from services are comprised of consulting and implementation services and, to a limited extent, training. Services are generally sold on a time-and-materials or fixed fee basis and include a range of services including installation of off-the-shelf software, data conversion and building non-complex interfaces to allow the software to operate in customized environments. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality (i.e., do not involve significant production, modification or customization of the software or building complex interfaces) of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for services are recognized as the services are performed. Training services are sold either on a per student basis or per class and are recognized as classes are attended.

Maintenance Revenues:  Maintenance revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Revenues on sales made by alliance partners are generally recognized upon shipment of the software to the end user, if all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors when all the revenue recognition criteria have been met and upon delivery of the product to the distributor, revenues are recognized at that time. The Company does not offer a right of return on its products.

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

	Three Months Ended March 31,
	2005	2004
Revenues:
North America	$21,473	$16,854
Europe	11,195	15,225
Pacific Rim	4,640	2,358
Total revenues	$37,308	$34,437

	March 31, 2005	December 31, 2004
Long-lived assets:
North America	$12,523	$13,392
Europe	1,443	1,617
Pacific Rim	1,161	1,262
Total long-lived assets	$15,127	$16,271

No single customer accounted for more than 10% of the Company’s net revenues during the three months ended March 31, 2005 while one customer accounted for 11% of the Company’s net revenues during the three months ended March 31, 2004.

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

The following table sets forth the components of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,581)	$(5,783)
Weighted average outstanding shares of common stock used to compute basic net loss per share	85,358	84,053
Dilutive effect of employee stock options	—	—
Common stock and common stock equivalents	85,358	84,053
Basic and diluted net loss per share	$(0.03)	$(0.07)

Options to purchase approximately 19,472,000 shares of common stock at March 31, 2005, and options to purchase approximately 18,716,000 shares of common stock at March 31, 2004 were not included in the calculations of diluted net loss per share because their effect would be antidilutive. Common stock warrants to purchase 625,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive for the three months March 31, 2005 and March 31, 2004.

Note 5.           Stock-Based Compensation

As permitted under SFAS No. 123 “Accounting for Stock-based Compensation” and SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure — and amendment to FAS 123”,  the Company continues to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” for its recording of stock-based compensation arrangements. Accordingly, the Company accounts for its stock-based compensation using the intrinsic value method, which requires recognition of expense when the option exercise price is less than the fair value of the stock at the date of grant. The Company provides the required pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. Under the fair value method stock options are valued and expensed based on the fair value of the options determined under an option-pricing model.

The following table sets forth pro forma net loss and pro forma loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(2,581)	$(5,783)
Stock-based employee compensation costs, included in net loss, as reported	1	97
Stock-based employee compensation costs if fair value based method had been applied	(1,896)	(3,218)
Pro forma net loss	$(4,476)	$(8,904)
Loss per share:
Basic and diluted - as reported	$(0.03)	$(0.07)
Basic and diluted - pro forma	$(0.05)	$(0.11)

Note 6.           Commitments, Contingencies and Debt

Bank Lines of Credit

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly).  The expiration date of the Line has been extended through May 31, 2005.  As of March 31, 2005, $10.4 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of March 31, 2005, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of March 31, 2005.

Note 7.           Legal Proceedings

The Company is party to routine claims and suits brought against it in the ordinary course of business including disputes arising over the ownership of intellectual property rights and collection matters. In the opinion of management, the outcome of such routine claims will not have a material adverse effect on the Company’s business, financial condition or results of operation..

Note 8.           Comprehensive Loss

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive loss and its components in financial statements. Comprehensive loss, as defined, refers to revenues, expenses, gains and losses that are not included in net loss but rather are recorded directly in stockholders’ equity.

Total comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,581)	$(5,783)
Other comprehensive loss:
Foreign translation adjustment	(365)	500
Comprehensive loss	$(2,946)	$(5,283)

Note 9.           Stockholders’ Equity

Treasury Stock

During the three months ended March 31, 2005, the Company did not purchase any shares of its common stock.  As of March 31, 2005, the Company held 2,628,952 shares of its common stock in treasury.

Note 10.         Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS 123(R) requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed.  SFAS 123R is effective beginning January 1, 2006.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method.  Adoption of SFAS 123R is expected to materially increase stock compensation expense and decrease net income; however, the impact cannot be determined at this time.  In addition, SFAS 123R requires the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operating activities.

Note 11.         Subsequent Event

In April 2005, the Company’s board of directors authorized the repurchase of up to an additional $10.0 million of its common stock in the open market from time to time until April 2007, depending upon market conditions and other factors.

Item 2 .   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and related notes of SeeBeyond Technology Corporation appearing elsewhere in this Form 10-Q and the Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties, including statements regarding anticipated costs and expenses, mix of revenues and plans for introducing new products and services. Our actual results could differ materially from the results contemplated by these forward-looking statements as a result of a number of factors, including those discussed below, under “Risk Factors” and elsewhere in this Form 10-Q.

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

Total revenue for the three months ended March 31, 2005 was $37.3 million as compared to $34.4 million in the same period of the prior year, an 8% increase from the same period in the prior year.  License revenue for the three months ended March 31, 2005 was $13.7 million, a 26% increase over the same period of the prior year.  For the three months ended March 31, 2005, license revenues represented 37% of total revenue with services revenues representing 26% and maintenance revenues representing 37%.

International revenues represented 42% of total revenues for the three months ended March 31, 2005, with Europe revenues representing 30% and Asia Pacific revenues representing 12%.

For the three months ended March  31, 2005, we closed customer license transactions in key verticals such as, healthcare, manufacturing, financial services and energy and utilities.  The following customers represent new and repeat business during the quarter:  Blue Cross Blue Shield of Massachusetts, Department of Human Services — Victoria Australia, Dun and Bradstreet, EDS, Lombardier Italy, Menlo Logistics, Pfizer, Phoenix Wealth Management, Robert Wood Johnson HealthCare Corp., Sydney Water Corp., University of Chicago and Baylor University.

We remain focused on controlling costs, growing license revenue, achieving our operating margin goals and ensuring our customers success with ICAN 5.

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

Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2004 in Item 8: Financial Statements and Supplementary Data of our annual report on Form 10-K for the year ended December 31, 2004. We believe our most critical accounting policies include the following:

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2005 and 2004, respectively, expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2005	2004
Revenues:
License	37%	31%
Services	26	31
Maintenance	37	38
Total revenues	100	100
Cost of revenues:
License	1	1
Services and maintenance	29	30
Total cost of revenues	30	31
Gross profit	70	69
Operating expenses:
Research and development	27	28
Sales and marketing	37	44
General and administrative	13	13
Amortization of sales and marketing warrants	—	—
Amortization of stock-based compensation	—	—
Total operating expenses	77	85
Loss from operations	(7)	(16)
Interest income and other income (expense), net	—	—
Interest expense	—	—
Loss before income tax provision	(7)	(16)
Income tax provision	—	—
Net loss	(7)%	(16)%

Revenues

Total revenues (in thousands except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Total revenues	$37,308	$34,437	$2,871	8%

Total revenues increased for the three months ended March 31, 2005 as compared to the same period of the prior year primarily due to increases in license and maintenance revenues.

License revenues (in thousands except percentages):

	Three Months Ended March 31,
	2005	2004	Change
License revenues	$13,749	$10,880	$2,869	26%

License revenues increased for the three months ended March 31, 2005 as compared to the same period in the prior year primarily due to an increase in license revenue in the United States  as a result of increased sales of ICAN 5 and strong contribution from our existing customer base and several new customers.

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

	Three Months Ended March 31,
	2005	2004	Change
Services revenues	$9,657	$10,510	$(853)	(8)%

Services revenues decreased for the three months ended March 31, 2005 as compared to the same period of the prior year primarily due to a decrease in the size, nature and timing of such engagements.

Maintenance revenues (in thousands except percentages):

Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, which is typically 12 months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

	Three Months Ended March 31,
	2005	2004	Change
Maintenance revenues	$13,902	$13,047	$855	7%

Maintenance revenues for the three months ended March 31, 2005 increased as compared to the same period of the prior year primarily due to renewals of prior period maintenance contracts associated with the increase in our cumulative license revenues.

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

	Three Months Ended March 31,
	2005	2004	Change
Total cost of revenues	$11,043	$10,456	$587	6%

Total cost of revenues for the three months ended March 31, 2005 increased slightly as compared to the same period of the prior year with no significant year over year changes in any particular cost of revenue line item.

Operating expenses

Research and development expenses (in thousands except percentages):

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our products.

	Three Months Ended March 31,
	2005	2004	Change
Research and development expenses	$10,011	$9,740	$271	3%

Research and development expenses increased for the three months ended March 31, 2005 as compared to the same period of the prior year as we transition our product development efforts to new products due to the completion of the ICAN 5 product suite and continue to enhance and extend our product suites.  We anticipate research and development expenses to increase slightly in absolute dollars for the foreseeable future.

Sales and marketing expenses (in thousands except percentages):

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of expenditures specific to the marketing group, such as public relations and advertising, trade shows and marketing collateral materials and expenditures.

	Three Months Ended March 31,
	2005	2004	Change
Sales and marketing expenses	$13,707	$15,004	$(1,297)	(9)%

Sales and marketing expenses decreased for the three months ended March 31, 2005 as compared to the same period of the prior year primarily due to a decrease in promotional and public relations activities.  We anticipate sales and marketing expenses to increase slightly in absolute dollars for the foreseeable future.

General and administrative expenses (in thousands except percentages):

General and administrative expenses consist primarily of personnel and related costs for corporate, executive, human resources, legal, IT, finance and accounting functions.

	Three Months Ended March 31,
	2005	2004	Change
General and administrative expenses	$5,161	$4,609	$552	12%

General and administrative expenses for the three months ended March 31, 2005 increased as compared to the same period of the prior year primarily due to consulting and related expenses incurred on compliance and review projects related to the requirements imposed by the Sarbanes-Oxley Act of 2002.  We anticipate general and administrative expenses to increase slightly in absolute dollars for the foreseeable future.

Interest income and other income (expense), net (in thousands except percentages):

Interest income and other income (expense), net consists of interest earned on cash balances, foreign currency gains and losses, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items.

	Three Months Ended March 31,
	2005	2004	Change
Interest income and other income (expense), net	$286	$(213)	$499	(234)%

Interest income and other income (expense), net for the three months ended March 31, 2005 increased as compared to the same period of the prior year primarily due to decreases in foreign exchange losses in several of our international subsidiaries and an increase in interest income earned as a result of higher interest rates.

Interest expense (in thousands except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Interest expense	$(29)	$(72)	$43	(60)%

Interest expense for the three months ended March 31, 2005 decreased as compared to the same period of the prior year primarily due to the full repayment of the equipment line and equipment advance prior to December 31, 2004.

Income tax provision (in thousands except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Income tax provision	$223	$43	$180	419%

The income tax provision consists primarily of foreign taxes due to income earned in foreign operations and state franchise taxes.  The estimated effective tax rates differ from the U.S. statutory rate primarily due to state taxes, non-deductible expenses and changes in the valuation allowance.

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain.  To the extent management believes recovery is unlikely, the Company establishes a valuation allowance against its deferred tax asset.  The Company’s tax position as of March 31, 2005 has not changed since December 31, 2004.  The Company continues to monitor the need for the valuation allowance each period.  In the event actual results differ from the Company’s estimates, the operating results and financial position could be materially affected.

Net undistributed earnings of certain foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon.  Upon distribution of these earnings in the form of dividends, or otherwise, the Company would be subject to U.S. income tax.

Liquidity and capital resources

As of March 31, 2005, we had cash and cash equivalents of $73.6 million, an increase of $0.5 million from $73.1 million held as of December 31, 2004.

Operating activities:

	Three Months Ended March 31,
	2005	2004	Change
Net cash (used in) provided by operating activities	$(1,099)	$4,155	$(5,254)	(126)%

Net cash used in operating activities for the three months ended March 31, 2005 was primarily related to a net loss of $2.6 million and decreases in accounts payable, accrued compensation and related expenses, accrued expenses and deferred revenues, partially offset by a decrease in accounts receivable.

Net cash provided by operating activities for the three months ended March 31, 2004 was primarily due to a net loss of $5.8 million and decreases in accrued compensation and related expenses and accrued expenses, partially offset by a decrease in accounts receivable and increases in accounts payable and deferred revenues.

Investing activities:

	Three Months Ended March 31,
	2005	2004	Change
Net cash provided by (used in) investing activities	$4	$(827)	$831	(100)%

The change in investing activities from March 31, 2004 to March 31, 2005 is related primarily to a decrease in capital expenditures.  We expect capital expenditures in the next three months to remain flat compared to the previous three months.

Financing activities:

	Three Months Ended March 31,
	2005	2004	Change
Net cash provided by (used in) financing activities	$1,878	$(203)	$2,081	(1,025)%

Net cash provided by financing activities for the three months ended March 31, 2005 increased as compared to the same period of the prior year primarily due to an increase in proceeds from stock option exercises.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly). The Line expires on May 31, 2005 and the Company intends to renew this credit facility. As of March 31, 2005, $10.4 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of March 31, 2005, approximately $386,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of March 31, 2005.

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

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of March 31, 2005, we had an accumulated deficit of approximately $156.2 million. We may continue to incur losses in future periods and we may not achieve and sustain profitability on a quarterly basis, or on an annual basis.

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

Our revenues and operating results depend upon the volume and timing of customer orders and payments and the date of product delivery. Historically, a substantial portion of our revenues in a given quarter has been recorded in the final month of that quarter, with a concentration of these revenues in the last two weeks of the final month. We expect this trend to continue and, therefore, any failure or delay in the closing of orders would have a material adverse effect on our quarterly operating results. Since our operating expenses are based on anticipated revenues and because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenues from one or more license transactions could cause significant variations in operating results from quarter to quarter and cause a decline in our stock price. We realize substantially higher gross margins on our license revenues compared to our services and maintenance revenues. Thus, our margins for any particular quarter will be highly dependent on our revenue mix in that quarter. In our international markets, we have experienced some seasonality of revenues, with lower revenues in the summer months. Although this seasonality has not had a material impact on our operating results in the past, we cannot assure that our operating results will not fluctuate in the future as a result of these and other international trends.

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

Revenues from the sale of products and services outside the United States accounted for 42% during the three months ended March 31, 2005.  Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were 13% during the three months ended March 31, 2005. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

Since our inception, we have used stock options as an important component of our employee compensation packages. We believe that our stock option plan is an essential tool to link the long-term interests of our stockholders and employees, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board (FASB) has implemented changes to United States generally accepted accounting principles requiring us to record a charge to earnings for employee stock option grants, as well as other equity-based awards. The changes implemented by FASB relating to the accounting for equity compensation plans are scheduled to go into effect in the first quarter of 2006.  This accounting pronouncement will negatively impact our operating results and could affect our ability to raise capital on acceptable terms.  For an illustrative example of the adverse impact this accounting change may have had on our recent operating results, please see Note 5 — “Stock-Based Compensation” to the consolidated financial statements included elsewhere in this report.  To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Interest rate risk.  We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of March 31, 2005, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

Foreign currency exchange rate risk.  Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balances with our subsidiaries located in Australia, France, Germany, Japan and the United Kingdom. Transaction gains or losses have not been significant in the past and we do not participate in any hedging activity on foreign currencies. We would not experience a material foreign exchange loss based on a hypothetical 10% adverse change in the price of any of the local currencies of these countries. Consequently, we do not expect that a reduction in the value of such accounts denominated in foreign currencies resulting from a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

None.

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
10.34

Sublease agreement between the Registrant (Sublessor) and Parsons Energy & Chemicals Group Inc. (Sublessee) and S&F Huntington Millennium LLC (Master Lessor) dated March 4, 2005 for premises in Monrovia, California

10.35	First Amendment to the Lease Agreement between the Registrant and S&F Huntington Millennium LLC dated March 9, 2005
14.1(p)	Code of Ethics
21.1(p)	List of subsidiaries
23.1(p)	Consent of Ernst & Young LLP, Registered Public Accounting Firm
31.1	Rule 13a-14(a)/ 15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.
(b)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.
(c)	Denotes a management contract or compensatory plan arrangement.
(d)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2001.
(e)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2001.
(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.
(g)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2002.
(h)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 28, 2003.
(k)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K/A filed with the Commission on May 30, 2003.
(l)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003.
(m)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2003.
(n)	Incorporated by reference to an exhibit in the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 29, 2004
(o)	Incorporated by reference to an exhibit in the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2004.
(p)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on March 9, 2005.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 6, 2005.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA
Barry J. Plaga
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)