Form 10-Q
period 2005-06-30
SEEBEYOND TECHNOLOGY CORP
filed 2005-08-08
CIK 1106842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-30207’

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

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, as of August 4, 2005 was 85,075,576.

SeeBeyond Technology Corporation and Subsidiaries

INDEX

Part I - Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations (unaudited) for the three months and six months June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
Part II - Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Certification of the Chief Executive Officer
Certification of the Chief Financial Officer

PART I —FINANCIAL INFORMATION

Item 1 . Financial Statements

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$66,050	$73,148
Accounts receivable, net of allowances of $1,138 and $1,606 at June 30, 2005 and December 31, 2004, respectively	22,610	37,995
Prepaid expenses and other current assets	4,503	3,680
Total current assets	93,163	114,823
Property and equipment, net	11,219	12,728
Goodwill	2,637	1,391
Other assets	2,002	2,152
Total assets	$109,021	$131,094
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,559	$6,739
Accrued employee compensation and related expenses	12,789	13,861
Accrued expenses	4,193	5,808
Deferred revenues	30,296	36,537
Capital lease payable - current portion	410	748
Total current liabilities	54,247	63,693
Capital lease payable	32	28
Total liabilities	54,279	63,721
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0001 par value - 200,000,000 shares authorized; 88,674,188 shares issued and 84,954,936 shares outstanding as of June 30, 2005 and 87,559,663 shares issued and 84,930,711 shares outstanding as of December 31, 2004	9	8
Additional paid-in capital	229,185	226,481
Treasury stock	(9,765)	(6,510)
Accumulated other comprehensive income	105	990
Accumulated deficit	(164,792)	(153,596)
Total stockholders’ equity	54,742	67,373
Total liabilities and stockholders’ equity	$109,021	$131,094

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	$10,004	$19,778	$23,753	$30,658
Services	7,417	9,110	17,074	19,620
Maintenance	14,694	12,981	28,596	26,028
Total revenues	32,115	41,869	69,423	76,306
Cost of revenues:
License	59	381	392	658
Services and maintenance revenues	9,895	10,615	20,605	20,794
Total cost of revenues	9,954	10,996	20,997	21,452
Gross profit	22,161	30,873	48,426	54,854
Operating expenses:
Research and development	10,287	9,636	20,298	19,376
Sales and marketing	13,087	16,066	26,794	31,070
General and administrative	5,168	4,249	10,329	8,858
Merger and acquisition	2,350	—	2,350	—
Amortization of sales and marketing warrants	—	—	—	(14)
Amortization of stock-based compensation	—	—	1	97
Total operating expenses	30,892	29,951	59,772	59,387
(Loss) income from operations	(8,731)	922	(11,346)	(4,533)
Interest income and other income (expense), net	292	143	578	(70)
Interest expense	(31)	(61)	(60)	(133)
(Loss) income before income tax provision	(8,470)	1,004	(10,828)	(4,736)
Income tax provision	145	135	368	178
Net (loss) income	$(8,615)	$869	$(11,196)	$(4,914)

Basic and diluted net (loss) income per share	$(0.10)	$0.01	$(0.13)	$(0.06)
Number of shares used in calculating:
- basic net (loss) income per share	85,370	84,607	85,364	84,430
- diluted net (loss) income per share	85,370	88,819	85,364	84,430

The accompanying notes are an integral part of these financial statements.

SeeBeyond Technology Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,196)	$(4,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of fixed assets	111	(34)
Depreciation and amortization	2,147	2,443
Provision for doubtful accounts receivable	(111)	93
Amortization of sales and marketing warrants	—	(14)
Amortization of stock-based compensation	1	97
Changes in assets and liabilities:
Accounts receivable	15,667	149
Prepaid expenses and other current assets	(823)	1,065
Accounts payable	(340)	785
Accrued compensation and related expenses	(1,813)	(1,404)
Accrued expenses	(1,817)	(2,313)
Deferred revenues	(6,296)	(1,152)
Net cash used in operating activities	(4,470)	(5,199)

Cash flows from investing activities:
Purchases of property and equipment	(722)	(1,023)
Payment to acquire company, net of cash	(286)	—
Other	150	318
Net cash used in investing activities	(858)	(705)

Cash flows from financing activities:
Repayments on bank lines of credit	—	(1,576)
Repayments of capital lease obligation	(334)	(130)
Proceeds from issuance of common stock pursuant to employee stock option plan	2,353	2,744
Proceeds from issuance of common stock pursuant to employee stock purchase plan	351	328
Payments for purchase of common stock	(3,255)	(644)
Net cash (used in) provided by financing activities	(885)	722

Effect of exchange rate changes on cash and cash equivalents	(885)	(65)
Net decrease in cash and cash equivalents	(7,098)	(5,247)
Cash and cash equivalents at beginning of the period	73,148	70,135
Cash and cash equivalents at end of the period	$66,050	$64,888

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

The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other interim period, and the Company makes no representations related thereto.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
North America	$18,350	$20,596	$39,823	$37,450
Europe	10,464	18,367	21,659	33,592
Pacific Rim	3,301	2,906	7,941	5,264
Total revenues	$32,115	$41,869	$69,423	$76,306

	June 30, 2005	December 31, 2004
Long-lived assets:
North America	$12,197	$13,392
Europe	2,561	1,617
Pacific Rim	1,100	1,262
Total long-lived assets	$15,858	$16,271

No single customer accounted for more than 10% of the Company’s net revenues during the three months and six months ended June 30, 2005 while one customer accounted for 11% of the Company’s net revenues during the three months and six months ended June 30, 2004.

Note 4.                                  Computation of Net (Loss) Income Per Share

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

The following table sets forth the components of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(8,615)	$869	$(11,196)	$(4,914)
Weighted average outstanding shares of common stock used to compute basic net (loss) income per share	85,370	84,607	85,364	84,430
Dilutive effect of employee stock options	—	4,212	—	—
Common stock and common stock equivalents	85,370	88,819	85,364	84,430
Basic and diluted net (loss) income per share	$(0.10)	$0.01	$(0.13)	$(0.06)

Options to purchase approximately 18,872,176 shares of common stock for the three months and six months ended June 30, 2005, and options to purchase approximately 18,386,656 shares of common stock for the three months and six months ended June 30, 2004 were not included in the calculations of diluted net loss per share because their effect would be antidilutive for the three months ended June 30, 2004, 4,012,000 shares of common stock were included in the calculation of diluted net income. Common stock warrants to purchase 625,000 shares were not included in the calculations of diluted net loss per share because their effect would be antidilutive for the three months ended June 30, 2005 and the six months ended June 30, 2005 and June 30, 2004.

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

The following table sets forth pro forma net loss and pro forma loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(8,615)	$869	$(11,196)	$(4,914)
Stock-based employee compensation costs, included in net loss, as reported	—	—	1	97
Stock-based employee compensation costs if fair value based method had been applied	(1,005)	(2,666)	(2,901)	(4,951)
Pro forma net loss	$(9,620)	$(1,797)	$(14,096)	$(9,768)
Loss per share:
Basic and diluted - as reported	$(0.10)	$0.01	$(0.13)	$(0.06)
Basic and diluted - pro forma	$(0.11)	$(0.02)	$(0.17)	$(0.12)

Note 6.                                  Commitments, Contingencies and Debt

Bank Lines of Credit

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly).  The expiration date of the Line has been extended through May 31, 2006.  As of June 30, 2005, $8.4 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of June 30, 2005, approximately $778,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of June 30, 2005.

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

Purported class action lawsuits have been filed against SeeBeyond and individual officers and members of our board of directors with respect to the proposed merger involving Sun Microsystems, Inc. (see Notes 11 and 12). The lawsuits generally allege that the defendants breached fiduciary duties to our stockholders and engaged in self-dealing by entering into and approving the merger agreement with Sun Microsystems. The complaints seek, among other things, to enjoin completion of the merger with Sun Microsystems and to rescind the transaction.  Please refer to “Note 12—Subsequent Event”.

Note 8.                                  Comprehensive (Loss) Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive (loss) income and its components in financial statements. Comprehensive (loss) income, as defined, refers to revenues, expenses, gains and losses that are not included in net (loss) income but rather are recorded directly in stockholders’ equity.

Total comprehensive (loss) income was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(8,615)	$869	$(11,196)	$(4,914)
Other comprehensive loss:
Foreign translation adjustment	(520)	(565)	(885)	(65)
Comprehensive (loss) income	$(9,135)	$304	$(12,081)	$(4,979)

Note 9.                                  Stockholders’ Equity

Treasury Stock

During the three months ended June 30, 2005, the Company purchased 1,090,300 shares of its common stock at an average price of $2.98 per share.  As of June 30, 2005, the Company held 3,719,252 shares of its common stock in treasury.

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

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

Note 11.                           Business Combinations

Acquisition of SpiritSoft

On April 22, 2005, we acquired substantially all of the assets and certain liabilities of SpiritSoft, a privately held software development company.

The total purchase price was approximately $1.2 million, of which approximately $285,000 was paid in cash. The SpiritSoft acquisition was accounted for under SFAS 141 “Business Combinations” and certain specified provisions of SFAS 142 “Goodwill and Other Intangible Assets”.  The assets acquired and liabilities assumed are based on their fair values at the date of acquisition.  The results of operations of SpiritSoft are included in our Condensed Consolidated Statements of Operations from April 22, 2005.  Pro forma results are not presented as the effect of the acquisition is not material to our results of operations.

We are finalizing our assessment of the fair value of the intangible and other assets acquired. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition:

Assets acquired:
Accounts receivable	$170,861
Property and equipment	26,872
Total assets acquired	197,733

Liabilities assumed:
Accounts payable	159,521
Accrued employee compensation and related expenses	740,514
Deferred revenues	55,302
Other liabilities	202,341
1,157,678

Cash paid	285,253

Total preliminary purchase price	$1,245,198

We assessed the potential benefits from this acquisition, including the enhancement of our product suite and determined that the purchase price represented appropriate consideration for the acquisition. As the purchase price exceeded the fair value of the assets purchased, we recorded goodwill in connection with this transaction. In accordance with SFAS 142, goodwill is not being amortized and will be tested for impairment annually or sooner, if circumstances indicate that impairment may have occurred. We expect to finalize the valuation of the acquired intangible and other assets in the third quarter of 2005.

Acquisition by Sun MicroSystems, Inc.

On June 27, 2005, the Company entered into an Agreement and Plan of Merger with Sun Microsystems, Inc. (“Sun”) and Big Bear Acquisition Corporation, a direct wholly owned subsidiary of Sun, pursuant to which, if completed, the Company would become a subsidiary of Sun and stockholders of the Company would receive $4.25 in cash (without interest) for each share of SeeBeyond common stock owned (the “Merger”).  The Merger is subject to certain closing conditions, including regulatory approvals and SeeBeyond stockholder approval. The special stockholder meeting will be held on August 25, 2005.

For the three months and six months ended June 30, 2005, we incurred approximately $2.3 million of professional and legal fees in connection with the Merger. If the Merger is not completed, under specified circumstances we may be required to pay a termination fee of $12.6 million to Sun.

Note 12.                           Subsequent Event

On July 11 and 14, 2005, purported class action lawsuits were filed in the California Superior Court, County of Los Angeles. These cases are captioned Paul L. Henderson v. SeeBeyond Technology Corporation et al., Case No. BC336372 and Manju Mehta, a/k/a Manju Kapoor v. James T. Demetriades, et al., Case No. BC336523, and name as defendants our Chief Executive Officer James Demetriades, the other members of our board of directors: Raymond Lane, John Buckley, Salah Hassanein and Steven Ledger, and SeeBeyond. The complaints allege that, in pursuing the transaction with Sun and approving the merger agreement with

Sun, the defendants breached their fiduciary duties to the holders of SeeBeyond common stock by, among other things, engaging in self-dealing, approving a transaction in which they allegedly stand to receive financial benefits not shared by the other SeeBeyond shareholders, failing to obtain the highest price reasonably available for SeeBeyond and its shareholders, failing to properly value SeeBeyond and agreeing to the termination fee provisions of the merger agreement and voting agreements relating to the Sun merger. The complaints further allege that the merger agreement with Sun resulted from a flawed process and that the defendants tailored the terms of the merger to advance their own financial interests. The complaints seek an injunction preventing the completion of the merger with Sun an order directing our directors to exercise their fiduciary duties to obtain a transaction in the best interests of our stockholders, rescission of the proposed merger to the extent already implemented, and reasonable costs and attorneys’ fees.

Although we believe that the lawsuits are without merit, and intend to defend them vigorously, no assurances can be given that we will prevail in the lawsuits. In the event that holders of a majority of the outstanding shares of SeeBeyond common stock vote in favor of adoption of the merger agreement with Sun in addition to any other defenses SeeBeyond, Mr. Demetriades and the director defendants may assert, SeeBeyond, Mr. Demetriades and the director defendants intend to rely upon the approval of the proposal to adopt the merger agreement with Sun in defense of the claims asserted in the actions. Specifically, SeeBeyond, Mr. Demetriades and the director defendants intend to argue that the approval of the proposal to adopt the merger agreement with Sun by holders of a majority of the shares of our common stock constitutes a ratification or acceptance of the conduct that is the subject of plaintiffs’ complaints. SeeBeyond, Mr. Demetriades and the director defendants further intend to argue that such ratification or approval constitutes a complete defense to the claims asserted in the complaints or otherwise operates to protect them from liability or increase the plaintiffs’ burdens of pleading and proof in the actions.

Furthermore, one of the conditions to the closing of the merger with Sun is that there is no injunction issued by any court preventing the consummation of the merger. No assurances can be given that these lawsuits will not result in such an injunction being issued, which could prevent or delay the closing of the merger with Sun.

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

Proposed Merger

On June 27, 2005, the Company entered into an Agreement and Plan of Merger with Sun Microsystems, Inc. (“Sun”) and Big Bear Acquisition Corporation, a direct wholly owned subsidiary of Sun, pursuant to which, if completed, the Company would become a subsidiary of Sun and stockholders of the Company would receive $4.25 in cash (without interest) for each share of SeeBeyond common stock owned.  The Merger is subject to certain closing conditions, including regulatory approvals and SeeBeyond stockholder approval.  The special stockholder meeting will be held on August 25, 2005.

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

Total revenue for the three months and six months ended June 30, 2005 was $32.1million and $69.4 million, respectively, as compared to $41.9 million and $76.3 million, respectively, in the same periods of the prior year, a 23% and 9% decrease from the same periods in the prior year.  License revenue for the three months and six months ended June 30, 2005 was $10.0 million and $23.8 million, respectively, a 49% and 22% decrease over the same periods of the prior year.  For the three months and six months ended June 30, 2005, license revenues represented 31% and 34%, respectively, of total revenue with services revenues representing 23% and 25%, respectively, and maintenance revenues representing 46% and 41%, respectively.

International revenues represented 43% of total revenues for the three months and six months ended June 30, 2005, with Europe revenues representing 34% and 31%, respectively and Asia Pacific revenues representing 10% and 11%, respectively.

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

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2005 and 2004, respectively, expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
License	31%	47%	34%	40%
Services	23	22	25	26
Maintenance	46	31	41	34
Total revenues	100	100	100	100
Cost of revenues:
License	—	1	1	1
Services and maintenance	31	25	29	27
Total cost of revenues	31	26	30	28
Gross profit	69	74	70	72
Operating expenses:
Research and development	32	23	29	25
Sales and marketing	41	38	39	41
General and administrative	16	10	15	12
Merger and acquisition	7	—	3	—
Amortization of sales and marketing warrants	—	—	—	—
Amortization of stock-based compensation	—	—	—	—
Total operating expenses	96	72	86	78
(Loss) income from operations	(27)	2	(16)	(6)
Interest and other income (expense), net	—	—	—	—
Interest expense	—	—	—	—
(Loss) income before income tax provision	(27)	2	(16)	(6)
Income tax provision	—	—	—	—
Net (loss) income	(27)%	2%	(16)%	(6)%

Revenues

Total revenues (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Total revenues	$32,115	$41,869	$(9,754)	(23)%	$69,423	$76,306	$(6,883)	(9)%

Total revenues decreased for the three months and six months ended June 30, 2005 as compared to the same periods of the prior year primarily due to decreases in license and services revenues.

License revenues (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
License revenues	$10,004	$19,778	$(9,774)	(49)%	$23,753	$30,658	$(6,905)	(23)%

License revenues decreased for the three months and six months ended June 30, 2005 as compared to the same periods in the prior year primarily due to two factors.  In Europe, license revenue decreased year over year due to the signing of a single large license deal in the prior year, which represented approximately 10% of revenue in the prior year.  In addition, license revenue for the three months and six months ended June 30, 2005 was impacted by the announcement by the Company on June 27, 2005 regarding the Company’s acquisition by Sun Microsystems, Inc.  This announcement impacted the potential signing of new license deals with customers as they delay decisions to evaluate the impact of the announced merger on the Company’s product offerings.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Services revenues	$7,417	$9,110	$(1,693)	(19)%	$17,074	$19,620	$(2,546)	(13)%

Services revenues decreased for the three months and six months ended June 30, 2005 as compared to the same periods of the prior year primarily due to a decrease in the size, nature and timing of such engagements as a result of lower license revenues in the current year’s three and six month periods as compared to the same periods in the prior year.

Maintenance revenues (in thousands except percentages):

Customers who license our products normally purchase maintenance contracts. These contracts provide unspecified software upgrades and technical support over a fixed term, which is typically 12 months. Maintenance contracts are usually paid in advance, and revenues from these contracts are recognized ratably over the term of the contract.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Maintenance revenues	$14,694	$12,981	$1,713	13%	$28,596	$26,028	$2,568	10%

Maintenance revenues for the three months and six months ended June 30, 2005 increased as compared to the same periods of the prior year primarily due to renewals of prior period maintenance contracts associated with the increase in our cumulative license revenues.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Total cost of revenues	$9,954	$10,996	$(1,042)	(9)%	$20,997	$21,452	$(455)	(2)%

Total cost of revenues for the three months and six months ended June 30, 2005 decreased slightly as compared to the same periods of the prior year with no significant year over year changes in any particular cost of revenue line item.

Operating expenses

Research and development expenses (in thousands except percentages):

Research and development expenses consist primarily of personnel, third party contractors and related costs associated with the development and enhancement of our products.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Research and development expenses	$10,287	$9,636	$651	7%	$20,298	$19,376	$922	5%

Research and development expenses increased for the three months and six months ended June 30, 2005 as compared to the same periods of the prior year as we transition our product development efforts to new products due to the completion of the ICAN 5 product suite and continue to enhance and extend our product suites.  We anticipate research and development expenses to increase slightly in absolute dollars for the foreseeable future.

Sales and marketing expenses (in thousands except percentages):

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of expenditures specific to the marketing group, such as public relations and advertising, trade shows and marketing collateral materials and expenditures.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Sales and marketing expenses	$13,087	$16,066	$(2,979)	(19)%	$26,794	$31,070	$(4,276)	(14)%

Sales and marketing expenses decreased for the three months and six months ended June 30, 2005 as compared to the same periods of the prior year primarily due to a decrease in sales commissions on lower license sales and promotional and public relations activities.  We anticipate sales and marketing expenses to increase slightly in absolute dollars for the foreseeable future.

General and administrative expenses (in thousands except percentages):

General and administrative expenses consist primarily of personnel and related costs for corporate, executive, human resources, legal, IT, finance and accounting functions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
General and administrative expenses	$5,168	$4,249	$919	22%	$10,329	$8,858	$1,471	17%

General and administrative expenses for the three months and six months ended June 30, 2005 increased as compared to the same periods of the prior year primarily due to consulting and related expenses incurred on compliance and review projects related to the requirements imposed by the Sarbanes-Oxley Act of 2002.  We anticipate general and administrative expenses to increase slightly in absolute dollars for the foreseeable future.

Merger and acquisition expenses (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Merger and acquisition expenses	$2,350	—	$2,350	100%	$2,350	—	$2,350	100%

Merger and acquisition expenses increased for the three months and six months ended June 30, 2005 as compared to the same periods of the prior year primarily due to professional and legal fees incurred in relation to the Sun acquisition.

Interest income and other income (expense), net (in thousands except percentages):

Interest income and other income (expense), net consists of interest earned on cash balances, foreign currency gains and losses, gains and losses on the disposal of fixed assets and other miscellaneous income and expense items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Interest income and other income (expense), net	$292	$143	$149	104%	$578	$(70)	$648	(926)%

Interest income and other income (expense), net for the three months and six months ended June 30, 2005 increased as compared to the same periods of the prior year primarily due to decreases in foreign exchange losses in several of our international subsidiaries and an increase in interest income earned as a result of higher interest rates.

Interest expense (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Interest expense	$(31)	$(61)	$30	(49)%	$(60)	$(133)	$73	(55)%

Interest expense for the three months and six months ended June 30, 2005 decreased as compared to the same periods of the prior year primarily due to repayment in full of the equipment line and equipment advance prior to December 31, 2004.

Income tax provision (in thousands except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change		2005	2004	Change
Income tax provision	$145	$135	$10	7%	$368	$178	$190	107%

The income tax provision consists primarily of foreign taxes due to income earned in foreign operations and state franchise taxes.  The estimated effective tax rates differ from the U.S. statutory rate primarily due to state taxes, non-deductible expenses and changes in the valuation allowance.

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes”.  Realization of deferred tax assets (such as net operating loss carryforwards and income tax credits) is dependent on future taxable earnings and is therefore uncertain.  To the extent management believes recovery is unlikely, the Company establishes a valuation allowance against its deferred tax asset.  The Company’s tax position as of June 30, 2005 has not changed since December 31, 2004.  The Company continues to monitor the need for the valuation allowance each period.  In the event actual results differ from the Company’s estimates, the operating results and financial position could be materially affected.

Net undistributed earnings of certain foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon.  Upon distribution of these earnings in the form of dividends, or otherwise, the Company would be subject to U.S. income tax.

Liquidity and capital resources

As of June 30, 2005, we had cash and cash equivalents of $66.0 million, a decrease of $7.1 million from $73.1 million held as of December 31, 2004.

Operating activities:

	Six Months Ended June 30,
	2005	2004	Change
Net cash used in operating activities	$(4,470)	$(5,199)	$729	(14)%

Net cash used in operating activities for the six months ended June 30, 2005 was primarily due to a net loss of $11.2 million and decreases in accounts payable, accrued compensation and related expenses, accrued expenses and deferred revenues, partially offset by a decrease in accounts receivable.

Net cash provided by operating activities for the six months ended June 30, 2004 was primarily due to a net loss of $4.9 million and decreases in accrued compensation and related expenses and accrued expenses, partially offset by a decrease in accounts receivable and increases in accounts payable and deferred revenues.

Investing activities:

	Six Months Ended June 30,
	2005	2004	Change
Net cash used in investing activities	$(858)	$(705)	$153	(22)%

The change in investing activities from June 30, 2004 to June 30, 2005 is due primarily to a decrease in capital expenditures, partially offset by a payment to acquire a company during the six months ended June 30, 2005.  We expect capital expenditures in the next three months to remain flat compared to the previous three months.

Financing activities:

	Six Months Ended June 30,
	2005	2004	Change
Net cash (used in) provided by financing activities	$(885)	$722	$(1,607)	(223)%

Net cash used in financing activities for the six months ended June 30, 2005 was primarily due to payments for the repurchase of 1,090,300 shares of treasury stock, partially offset by proceeds from the issuance of common stock pursuant to the employee stock option plan.

Net cash provided by financing activities for the six months ended June 30, 2004 was primarily due to proceeds from the issuance of common stock pursuant to the employee stock option plan, partially offset by repayments on the bank lines of credit.

In November 2000, the Company established a $15.0 million line of credit facility (the “Line”) with a lending institution that bears interest at an annual rate of either prime plus 0.5% or the London InterBank Offered Rate (“LIBOR”) rate plus 2.50% (payable monthly). The Line expires on May 31, 2006.  As of June 30, 2005, approximately $8.4 million was available under the Line and there were no borrowings outstanding. The Company may use up to $5.0 million of the Line to issue letters of credit. As of June 30, 2005, approximately $778,000 was available for the issuance of letters of credit. The Line is secured by intellectual property rights, accounts receivable and certain other assets and is subject to certain borrowing base restrictions. The Line requires maintenance of certain financial covenants pertaining to key financial ratios and the Company is in compliance with those covenants as of June 30, 2005.

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

Failure to complete the merger recently announced with Sun Microsystems, Inc. could have a negative impact on the market price of our common stock and on our business.

On June 27, 2005, we entered into a merger agreement with Sun Microsystems, Inc. (“Sun”) that would result in SeeBeyond becoming a wholly owned subsidiary of Sun.  If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe that we cannot compete effectively in the marketplace without the merger. We also will be required to pay significant costs incurred in connection with the merger, whether or not the merger is completed. Moreover, under specified circumstances we may be required to pay a termination fee of $12.6 million to Sun in connection with a termination of the merger agreement.

Pending stockholder lawsuits could prevent or delay the closing of the merger or otherwise negatively impact the business and operations of SeeBeyond.

Purported class action lawsuits have been filed against SeeBeyond and individual officers and members of our board of directors with respect to the merger involving Sun. The lawsuits generally allege that the defendants breached fiduciary duties to our stockholders and engaged in self-dealing by entering into and approving the merger agreement with Sun. The complaints seek, among other things, to enjoin completion of the merger with Sun and to rescind the transaction.  Please refer to “Note 12—Subsequent Event” in our Notes to Consolidated Financial Statements.

Although we believe that the lawsuits are without merit, and intend to defend them vigorously, no assurances can be given that we will prevail in the lawsuits. In the event that holders of a majority of the outstanding shares of SeeBeyond common stock vote in favor of adoption of the merger agreement with Sun, in addition to any other defenses SeeBeyond, Mr. Demetriades and the director defendants may assert, SeeBeyond, Mr. Demetriades and the director defendants intend to rely upon the approval of the proposal to adopt the merger agreement with Sun in defense of the claims asserted in the actions. Specifically, SeeBeyond, Mr. Demetriades and the director defendants intend to argue that the approval of the proposal to adopt the merger agreement with Sun by holders of a majority of the shares of our common stock constitutes a ratification or acceptance of the conduct that is the subject of plaintiffs’ complaints. SeeBeyond, Mr. Demetriades and the director defendants further intend to argue that such ratification or approval constitutes a complete defense to the claims asserted in the complaints or otherwise operates to protect them from liability or increase the plaintiffs’ burdens of pleading and proof in the actions.

Furthermore, one of the conditions to the closing of the merger with Sun is that there is no injunction issued by any court preventing the consummation of the merger. No assurances can be given that these lawsuits will not result in such an injunction being issued, which could prevent or delay the closing of the merger with Sun.

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

We have incurred substantial losses since 1998 as we increased funding of the development of our products and technologies and expanded our sales and marketing organization. As of June 30, 2005, we had an accumulated deficit of approximately $164.8 million. We may continue to incur losses in future periods and we may not achieve and sustain profitability on a quarterly basis, or on an annual basis.

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

Revenues from the sale of products and services outside the United States accounted for 43% during the three months and six months ended June 30, 2005.  Revenues from the sale of products and services in the United Kingdom as a percent of our total revenues were

15% and 14%, respectively during the three months and six months ended June 30, 2005. We believe revenues from sales outside the United States will continue to account for a material portion of our total revenues for the foreseeable future. We are exposed to several risks inherent in conducting business internationally, such as:

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

Interest rate risk.  We maintain our funds in money market and certificate of deposit accounts at financial institutions. Our exposure to market risk due to fluctuations in interest rates relates primarily to our interest earnings on our cash deposits. These securities are subject to interest rate risk in as much as their fair value may fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing as of June 30, 2005, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate risks. However, we do have an investment policy that would allow us to invest in short-term and long-term investments such as money market instruments and corporate debt securities. Our policy attempts to reduce such risks by typically limiting the maturity date of such securities, placing our investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.

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

Purported class action lawsuits have been filed against SeeBeyond and individual officers and members of our board of directors with respect to the merger involving Sun Microsystems. The lawsuits generally allege that the defendants breached fiduciary duties to our stockholders and engaged in self-dealing by entering into and approving the merger agreement with Sun Microsystems. The complaints seek, among other things, to enjoin completion of the merger with Sun Microsystems and to rescind the transaction.  Please refer to “Note 12—Subsequent Event” in our Notes to Consolidated Financial Statements.

Item 2.                                   Changes in Securities and Use of Proceeds

(a)                                  Modification of Constituent Instruments

Not applicable

(b)                                  Change in Rights

Not applicable

(c)                                  Changes in Securities

Not applicable

(d)                                  Not applicable

(e)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plan
4/1/05-4/30/05	—
5/1/05-5/31/05	1,025,300	$2.95	1,932,250	$6,975,365
6/1/05-6/30/05	65,000	$2.99	1,997,250	$6,781,015
Total	1,090,300	$2.98	1,997,250	$6,781,015

On May 5, 2005, another repurchase plan was announced by our Board of Directors who approved a stock repurchase program of up to $10.0 million of common stock and will terminate in 24 months on May 5, 2007.

Item 3.                                   Defaults Upon Senior Securities

Not applicable

Item 4.                                   Submission of Matters to a Vote of Security Holders

The following proposals were approved at our annual meeting of stockholders held on June 17, 2005:

PROPOSAL ONE:  To elect one Class II director to the Company’s Board of Directors to serve for a term of three years or until the Annual meeting of shareholders in 2008

Directors	FOR	WITHHOLD AUTHORITY
Salah M. Hassanein	76,196,582	768,073

The aforesaid nominee has been elected as Director for the term set forth above.

PROPOSAL TWO: To appoint Ernst & Young LLP as indeptendent auditors for the 2005 fiscal year received the following vote:

FOR:	76,555,962	99.47%
AGAINST:	384,834	0.50%
ABSTAIN:	23,860	0.03%

The proposal was approved and accordingly ratified.

Item 5.                                   Other Information

None

Item 6.                                   Exhibits

Exhibit No.	Description
3.1(f)	Restated Certificate of Incorporation of the Registrant
3.2(f)	Bylaws of the Registrant
4.1(a)	Specimen common stock certificates
10.36	Eighth Amendment to the Loan and Security Agreement dated December 24, 2002 between the Registrant and Comerica Bank-California dated May 31, 2005

31.1	Rule 13a-14(a)/ 15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(a)	Incorporated by reference to an exhibit in the Registrant’s Registration Statement on Form S-1 File No. 333-330648.
(f)	Incorporated by reference to an exhibit in the Registrant’s Annual Report on Form 10-K filed with the Commission on February 8, 2002.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 2005.

SeeBeyond Technology Corporation
/s/ BARRY J. PLAGA
Barry J. Plaga
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)